Form 10-Q
period 1996-03-31
SOUTH CAROLINA COMMUNITY BANCSHARES INC
filed 1996-05-15
CIK 920615

United States
                  Securities and Exchange Commission
                       Washington, D.C.  20549

                              Form 10-QSB

           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Period Ended March 31, 1996

                   Commission File Number:  0-24476

                 South Carolina Community Bancshares, Inc.
        (exact name of registrant as specified in its charter)

         Delaware                            22-0999615
 (State of Incorporation)                 (I.R.S. Employer
                                       Identification Number)

     100 S. Congress St., Winnsboro, SC             29180
  (address of principal executive offices)        (zip code)

                             803-635-5536
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                Applicable only to corporate issuers:

As of May 1, 1996, 747,188 common shares, $0.01 par value per share were outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]
PAGE

              SOUTH CAROLINA COMMUNITY BANCSHARES, INC.

                              FORM 10-QSB

                                INDEX

                                                            PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1    FINANCIAL STATEMENTS                           1
     ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                     7

PART II - OTHER INFORMATION

     ITEM 1    LEGAL PROCEEDINGS                              11
     ITEM 2    CHANGES IN THE RIGHTS OF THE CORPORATION'S
               SECURITY HOLDERS                               11
     ITEM 3    DEFAULTS BY THE CORPORATION ON ITS SENIOR
               SECURITIES                                     11
     ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                        11
     ITEM 5    OTHER INFORMATION                              11
     ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K               11

SIGNATURES                                                    12

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                     June 30, 1995          March 31, 1996
                                       (Audited)             (Unaudited)
- -------------------------------------------------------------------------------

ASSETS:
Cash and due from banks              $    313               $     91
Interest-earning deposits               2,836                  5,455
Investment securities:
  Held to maturity (estimated
   market value $6,225 and $4,428)      6,183                  4,386
Loans receivable, net                  33,047                 32,724
Mortgage-backed securities:
  Held to maturity (estimated
   market value $79 and $67)               78                     67
Premises and equipment, net               440                    420
Federal Home Loan Bank stock              429                    429
Accrued interest receivable               364                    328
Foreclosed real estate                    171                    111
Prepaid expenses and other assets          86                     77
- -------------------------------------------------------------------------------
    Total assets                     $ 43,947               $ 44,088
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
LIABILITIES:
Savings deposits                     $ 30,106               $ 31,192
Borrower's escrow deposits                 --                     48
Accrued income taxes                       --                      3
Deferred income taxes                     136                    135
Accrued expenses and other
 liabilities                              355                    157
- -------------------------------------------------------------------------------
    Total liabilities                  30,597                 31,535
- -------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES              --                     --
- -------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value:
 200,000 shares authorized,
  none issued and outstanding              --                     --
Common stock - $.01 par value:
 1,400,000 shares authorized,
  747,188 shares issued and
  outstanding                               8                      8
Additional paid-in capital              7,227                  7,268
Retained earnings (substantially
 restricted)                            6,704                  6,861
Treasury stock - 33,087 shares
 common                                    --                   (590)
Unearned ESOP shares                     (589)                  (531)
Unearned RRP shares                        --                   (463)
- -------------------------------------------------------------------------------
    Total stockholders' equity         13,350                 12,553
- -------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity           $ 43,947               $ 44,088
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
PAGE

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                (In thousands)

                                                            Three Months Ended            Nine Months Ended
                                                                 March 31,                    March 31,
(In thousands, except per share amounts)                    1995         1996             1995       1996
- --------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)
INTEREST INCOME:
  Loans                                                     $    713     $    690         $  2,144    $  2,109
  Mortgage-backed securities                                       1            2                5           6
  Investment securities                                           76           54              268         229
  Other interest-earning assets                                   45           89              140         215
- --------------------------------------------------------------------------------------------------------------
    Total interest income                                        835          835            2,557       2,559
- --------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Savings deposits                                               327          412              968       1,242
- --------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                              508          423            1,589       1,317
PROVISION FOR LOAN LOSSES                                         --           --               --          --
- --------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              508          423            1,589       1,317
- --------------------------------------------------------------------------------------------------------------
NONINTERET INCOME:
  Refund of pension plan contributions made
    in previous years                                             --           --               69          --
  Late-payment charges and other                                   9           12               31          32
- --------------------------------------------------------------------------------------------------------------
    Total noninterest income                                       9           12              100          32
- --------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:
  Compensation and employee benefits                             115          132              284         446
  Occupancy expense                                                7           13               32          42
  Deposit insurance premiums                                      18           18               61          52
  Data processing                                                 10           13               31          32
  Legal fees                                                      15            7               38          23
  Investor relations                                               5           10               20          32
  Loss on sale of foreclosed real estate                           5           --                5           6
  Other                                                            8           27               73         115
- --------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                    183          220              544         748
- --------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                       334          215            1,145         601

INCOME TAX EXPENSE                                               117           63              421         210
- --------------------------------------------------------------------------------------------------------------
NET INCOME                                                  $    217     $    152         $    724    $    391
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES AND
  EQUIVALENTS OUTSTANDING                                        720          709              719         738

NET INCOME PER COMMON SHARE                                 $    .30     $    .21         $   1.01    $    .53

DIVIDENDS PRE COMMON SHARE                                        --           --              .25         .30

PAGE

SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands)

                                          Additional                       Unearned  Unearned
                                 Common    Paid-in    Retained  Treasury     ESOP      RRP
(In thousands)                    Stock    Capital    Earnings    Stock     Shares    Shares   Total
- -------------------------------------------------------------------------------------------------------
Nine Months Ended March 31, 1995
                                                              (Unaudited)

Balance at June 30, 1994          $ --    $    --     $ 6,152    $    --   $  --     $  --     $ 6,152
Net income                          --         --         724         --      --        --         724
Dividends declared                  --         --        (195)        --      --        --        (195)
Common stock issued                  8      7,795          --         --      --        --       7,803
Stock issue and conversion costs    --       (584)         --         --      --        --        (584)
Total ESOP shares to be funded      --         --          --         --    (624)       --        (624)
Value of ESOP shares allocated      --          9          --         --      25        --          34
- -------------------------------------------------------------------------------------------------------
Balance at March 31, 1995         $  8    $ 7,220     $ 6,681    $    --   $(599)    $  --     $13,310
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------

Nine Months Ended March 31, 1996

Balance at June 30, 1995          $  8    $ 7,227     $ 6,704    $    --   $(589)    $  --     $13,350
Net income                          --         --         391         --      --        --         391
Dividends declared                  --         --        (234)        --      --        --        (234)
Common stock purchased for
 treasury                           --         --          --       (590)     --        --        (590)
Value of ESOP shares allocated      --         41          --         --      58        --          99
Total RRP shares to be funded       --         --          --         --      --      (568)       (568)
Cost of RRP shares earned           --         --          --         --      --       105         105
- -------------------------------------------------------------------------------------------------------
Balance at March 31, 1996         $  8    $ 7,268     $ 6,861    $  (590)  $(531)    $(463)    $12,553
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------

PAGE

            SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
               Statement of Cash Flows (Unaudited)
(In thousands)

                                            For the Nine Months Ended March 31,
                                            1996                        1995
- -------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                  $   391                     $   724
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation                                   21                          21
  Loss on sale of foreclosed real estate          5                           6
  Decrease in deferred loan fees                (14)                        (18)
  Accretion of discount on investment
   securities                                   (22)                         --
  (Increase) or decrease in accrued
   interest receivable                          (25)                         36
  Increase in prepaid expenses and
   other assets                                 (61)                        (21)
  Increase in accrued income taxes              107                           3
  Decrease in income tax prepayments
   refundable                                    36                          30
  Increase or (decrease) in deferred
   tax liability                                 17                          (1)
  Increase or (decrease) in accrued
   expenses and other liabilities                 6                          (3)
  Amortization of unearned ESOP and RRP
   shares                                        34                         188
- -------------------------------------------------------------------------------
    Net cash provided by operating
     activities                                 828                         632
- -------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  (Increase) or decrease in loans
   receivable                                  (609)                        338
  Decrease n mortgage-backed securities          15                          11
  Sale of foreclosed real estate                 96                          57
  Purchase of equipment                          (6)                         (1)
  Purchase of RRP stock                          --                        (568)
  Maturity of time deposits                     100                          --
  Purchase of investment securities          (5,014)                        299
  Maturity of investment securities           3,138                       2,096
- -------------------------------------------------------------------------------
    Net cash (used in) or provided by
     investing activities                   $(2,280)                    $ 1,634
- -------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  (Decrease) or increase in savings
   deposits                                 $(4,746)                    $ 1,086
  Increase in borrowers' escrow                  --                          48
  Decrease in escrow deposits for
   stock purchases                           (6,705)                         --
  Proceeds of stock issue, net of
   related expense                            6,832                          --
  Purchase of treasury stock                     --                        (590)
  Dividends paid                               (195)                       (413)
- -------------------------------------------------------------------------------
    Net cash (used in) or provided by
     financing activities                    (4,814)                        131
- -------------------------------------------------------------------------------
(DECREASE) OR INCREASE IN CASH AND
 CASH EQUIVALENTS                            (6,266)                      2,397
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                          8,453                       3,149
- -------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                              $ 2,187                     $ 5,546
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
Cash paid for:
  Interest                                  $ 1,088                     $ 1,256
  Income taxes                                  237                         178

Transfers from loans to real estate
 acquired through foreclosure                    87                           4

PAGE

            SOUTH CAROLINA COMMUNITY BANCSHARES, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements reflect the assets, liabilities, stockholders' equity, income, expense, and cash flows of South Carolina Community Bancshares, Inc. (the Company) and its wholly-owned subsidiary, Community Federal Savings and Loan Association (the Association), for the periods indicated. All significant intercompany balances and transactions have been eliminated.

The Company's initial stock offering and the Association's conversion to stock ownership were completed simultaneously on July 7, 1994. In its initial offering, the Company sold 780,275 shares of common stock for a total of $7.8 million. It used one-half the net proceeds to acquire all the stock of the Association; the other one-half was retained for future investment.

The accompanying unaudited consolidated financial statements were prepared for purposes of SEC Form 10-QSB, and therefore do not include all the disclosures required by generally accepted accounting principles for a complete presentation. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal and recurring accruals) necessary for a fair presentation of consolidated financial condition at June 30, 1995 and March 31, 1996, consolidated results of operations for the three-month and nine-month periods ended March 31, 1995 and 1996, consolidated changes in stockholders' equity for the nine-month periods ended March 31, 1995 and 1996, and consolidated cash flows for the nine-month periods ended March 31, 1995 and 1996.

Consolidated net income for the three-month and nine-month periods ended March 31, 1996 are not necessarily indicative of the results which may be expected for the full year.

Other significant accounting policies are disclosed in the Company's audited consolidated financial statements for the year ended June 30, 1995 and in the Company's Form 10-KSB for the year ended June 30, 1995.

NOTE 2 - INVESTMENT SECURITIES

All investment securities are designated as held to maturity and are stated at acquisition cost, adjusted for accretion of discount and amortization of premium. Premium and discounts that are significant in amount are amortized to interest income by use of a systematic method the results of which are not materially different from those which would be obtained by use of the level-yield interest method. Premiums and discounts that are not significant in amount are amortized to interest income upon maturity or sale.
PAGE

            SOUTH CAROLINA COMMUNITY BANCSHARES, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular amounts in thousands)

NOTE 2 - INVESTMENT SECURITIES (concluded)

Carrying values, estimated market values, and unrealized gains and losses of investment securities are summarized as follows:

                                     June 30, 1995          March 31, 1996
- -------------------------------------------------------------------------------
Amortized cost                       $ 6,183                $ 4,386
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Estimated market value               $ 6,225                $ 4,428
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Net unrealized gain                  $    42                $    42
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE

The carrying amount of loans receivable is tabulated as follows:

                                     June 30, 1995         March 31, 1996
- -------------------------------------------------------------------------------
First mortgage real estate loans     $ 33,936               $ 33,526
Loans on savings accounts                 204                    249
Less:
  Undisbursed portion of
   construction loans                    (480)                  (457)
  Deferred loan fees, net of             (319)                  (301)
  Allowance for losses                   (294)                  (293)
- -------------------------------------------------------------------------------
                                     $ 33,047               $ 32,724
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

No loans are held for sale.

NOTE 4 - SAVINGS DEPOSITS

Savings deposits are summarized as follows:

                                     June 30, 1995        March 31, 1996
- -------------------------------------------------------------------------------
Regular passbook                     $  2,293               $  2,183
Money-market passbook                   4,223                  4,356
Certificates                           23,590                 24,653
- -------------------------------------------------------------------------------
                                     $ 30,106               $ 31,192
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

            SOUTH CAROLINA COMMUNITY BANCSHARES, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular amounts in thousands)

NOTE 5 - STOCK BENEFIT PLAN

The Company has established three plans to provide stock ownership to its and the Association's eligible directors and employees: (i) an employee stock ownership plan (ESOP) under which 64,222 shares have been purchased for future service awards, (ii) a recognition and retention plan (RRP) under which 31,211 shares have been purchased for future service awards, and
(iii) an incentive stock option plan (ISOP) under which optionees would be allowed to purchase 78,028 shares at a price per share equal to its fair market value on the date the option is granted.

The ESOP's stock purchase was from the Company's initial offering and was funded by a Company loan which is expected to be repaid primarily by Association contributions to the Plan. Shares are to be allocated to participants each year in the ratio that the debt retirement payments made during that year bears to the total debt retirement paymens due as of the beginning of the year.

A total of 21,704 shares has so far been awarded under the RRP, with an additional 9,507 shares reserved for future awards. 4,340 RRP shares have already vested and become distributable in each of the years 1996-1999. All the authorized RRP shares have been purchased in the open market at a total cost of $568,000.

Options have been awarded under the ISOP to purchase a total of 48,212 shares at a price of $13.50 per share, with options to purchase an additional 29,816 shares reserved for future awards. Options to purchase 9,642 shares have already vested and become exercisable, and a like number is expected to vest and become distributable in each of the years 1996-1999. No decision has been made as to whether shares subject to option under the ISOP will be purchased in the open market, will be from shares presently held in the treasury, or will be previously-unissued shares.

NOTE 6 - NET INCOME PER COMMON SHARE

Net income per common share is calculated by using the average number of shares and equivalents outstanding during the period. ESOP shares are considered as outstanding only to the extent they have been allocated to participants. Open-market purchase of RRP shares has now been completed, and these are therefore considered as outstanding; previously, they were considered as outstanding only to the extent they had been allocated but had not yet been purchased. ISOP equivalent shares are calculated according to the treasury stock method.
PAGE

            SOUTH CAROLINA COMMUNITY BANCSHARES, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular amounts in thousands)

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk created in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, and include to varying degrees elements of credit and interest-rate risk in excess of the amount recognized in the statement of financial condition. The Company uses the same credit policies in extending loan commitments as it does in making loans. Because many loan commitments expire without being accepted by the customer, this amount does not necessarily represent future cash requirements.

Approximately 90% of the real estate loans in the Company's portfolio are collateralized by properties located within its primary lending area of Fairfield County, South Carolina. In the event of a severe economic downturn in that geographic area, depressed real estate prices could result in market and credit risk in excess of that which is recognized in the financial statements.

NOTE 8 - DEPOSIT INSURANCE PREMIUMS

The Company pays a deposit insurance premium equal to .23% of savings deposits to the Savings Association Insurance Fund
(SAIF). The rate paid by commercial banks for insurance of their deposits is considerably lower than .23%, and the differential could result in a competitive disadvantage to the Company in attracting and retaining deposits.

One proposal to eliminate the above-mentioned disparity in insurance rates calls for the assessment of a one-time special premium on SAIF-insured deposits of approximately .85%, followed by a reduction of regular insurance rates to a level comparable to that paid by commercial banks. Management is unable to predict at this time whether the proposal will be adopted or, if it is adopted, how much the special assessment will be and whether future SAIF and BIF premium rates will in fact be equalized.

A related proposal would require federally-insured thrift institutions to convert from their existing thrift charter to a bank charter. Such a conversion would result in an institution's paying income tax on the amount by which the bad debt deductions they were allowed after the year 1987 exceeded the amount that would have been allowed had the deduction been based on actual loss experience. This proposal, if adopted, would not have a significant effect on the Company's financial condition or results of operations because deferred income taxes have already been calculated and recorded for virtually all the bad debt deductions involved.

PAGE

Item 2:  Management's Discussion and Analysis of Financial
Condition and Results of Operations

GENERAL

     The earnings of the Company depend primarily on the level of net interest income, which is the difference between interest earned on the Association's interest-earning assets, consisting primarily of loans receivable, interest-earning deposits at other institutions, and investment securities, and the interest paid on interest-bearing liabilities, consisting of savings accounts.
Net interest income is a function of the Association's interest rate spread, which is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to interest-bearing liabilities. The Association's earnings also are affected by its level of noninterest income, and noninterest expense, including primarily compensation and related costs, occupancy and equipment, SAIF insurance premiums, data processing and other noninterest expense. Earnings also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Association.

     As discussed in Note 8 to the Consolidated Financial Statements, the FDIC Board has reduced the insurance premium assessed on deposits insured by the Bank Insurance Fund ("BIF"). The FDIC reduced the BIF premiums from a range of 23 to 31 basis points, which is the range of premiums currently paid on deposits insured by the SAIF, to a range of 0 to 31 basis points. The FDIC estimated that in excess of 90% of banks whose deposits are insured through the BIF would be assessed at the lowest premium rate. Due to the reserve levels of the SAIF, the FDIC has not proposed a reduction in the SAIF insurance premiums and it is not expected that, absent legislative developments, the insurance premiums assessed on SAIF deposits could be reduced until the end of the decade. The deposits held by the Bank are insured through the SAIF and, although the Bank currently pays the lowest premium assessed on SAIF deposits, any reduction in BIF premiums, without a similar reduction in SAIF premiums, places the Bank at a competitive disadvantage since BIF insured institutions could either: (1) pass through to depositors in the form of higher rates the reduction in deposit premiums, which would cause the Bank to increase the rates on its deposits without an offsetting reduction in premium expense; (2) increase BIF insured institutions profitability, which may not be available to the Bank; or (3) a combination of both. Management continues to monitor the situation and is working with the various trade associations the Bank is affiliated with to achieve equality in the insurance premium assessment.

     Legislation has been proposed to recapitalize the SAIF fund and possibly consolidate the BIF and SAIF funds. One feature of the proposal calls for a special one-time assessment on all SAIF-insured institutions of up to 80 basis points to bring the SAIF fund up to its required level of capitalization. It is assumed that after this assessment takes place, that the on-going level of insurance premium assessments for the SAIF-insured institutions would be reduced to 4 basis points. Based upon the Bank's deposit base at December 31, 1995, the special assessment could cause a charge to earnings of approximately $69,869, while a reduction in the insurance premium assessment rate from 23 basis points to 4 basis points would reduce annual premium expenses by approximately $67,000. It is not known at this time when and if this legislation would be approved and implemented.

FINANCIAL CONDITION

      At March 31, 1996, total assets were $44.1 million, compared to total assets of $43.9 million at June 30, 1995. Savings deposits increased slightly to $31.2 million at March 31, 1996, compared to $30.1 million at June 30, 1995, an increase of 3.1%, inclusive of interest credited. At March 31, 1996, Community Federal's nonperforming assets totaled $589,000, or 1.34% of total assets, compared to $444,000, or 1.00% of total assets, at June 30, 1995. This increase is the result of an increase in past-due mortgage loans, partially off-set by a decrease in foreclosed real estate. Stockholders' equity decreased $797,000, or 6.0%, to $12.6 million at March 31, 1996, reflecting the re-purchase of shares by the Company, as well as the purchase of shares to fund the Company's Recognition and Retention Plan, the dividend payments of $413,000 during the nine month period, partially off-set by the Company's net income.

RESULTS OF OPERATION

     The earnings of the Association depend primarily on its level of net interest income, which is the difference between interest earned on the Association's interest-earning assets, consisting primarily of mortgage loans, investment securities, and interest-bearing deposits at other institutions, and the interest paid on interest-bearing liabilities, which consist primarily of savings deposits. The Association reported net income of $152,000 for the three months ended March 31, 1996, compared to $217,000 for the 1995 three month period, a decrease
of $65,000, or 30.0%.    The Association reported net income of
$391,000 for the nine months ended March 31, 1996, compared to $724,000 for the 1995 nine month period, a decrease of $333,000, or 46.0%. The 1995 nine month period included a $69,000 refund of pension plan contributions made in previous years.

     Interest income was unchanged in the three months ended March 31, 1996, compared to the 1995 period. A decrease in interest on loans receivable and on investment securities was offset by an increase of $44,000 in interest income on other interest earning assets. Interest expense on savings deposits increased $85,000 as the balance of savings deposits increased and the rates paid on deposits increased. There was no provision for loan losses during the periods. Net interest income after provision for loan losses decreased $85,000, or 16.7%, to $423,000 in the 1996 quarter compared to $508,000 the 1995 quarter.

     Interest income was virtually unchanged during the nine month periods, at $2,559,000, for the 1996 period, compared to $2,557,000 for the 1995 period. A slight decrease in interest on loans receivable and investment securities was offset by an increase in interest income on other interest earning assets. Interest expense on savings deposits increased $274,000, or 28.3%, as the balance of savings deposits increased and the rates paid on deposits increased. There was no provision for loan losses during the periods. Net interest income after provision for loan losses decreased $272,000, or 17.1%, to $1.3 million in the 1996 period compared to the 1995 period.


     Excluding a refund of pension plan contributions made in previous years of $69,000 in the 1995 nine month period, noninterest income was virtually unchanged for both the three and nine month periods. Noninterest expense increased $37,000, or 20.2%, in the 1996 three month period, and $204,000, or 37.5%, in the 1996 nine month period. Increases in compensation and related costs in the three and nine month 1996 periods, respectively, and increases in legal fees and investor relations expenses associated with being a public company, were primarily responsible for the increases in noninterest expense.

                   PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

    Not applicable.

Item 2.  Changes in Securities.

  Not applicable.

Item 3.  Defaults Upon Senior Securities.

  Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.

    Not applicable.

Item 5.  Other Information.

    Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

    Not applicable.
PAGE

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SOUTH CAROLINA COMMUNIY
                               BANCSHARES, INC.
                                  (Registrant)

                    5/13/96       Alan W. Pullen
                     Date         (Signature)
                                  President and CEO


                    5/13/96       Terri C. Robinson
                     Date         (Signature)
                                  Chief Financial Officer