Form 10KSB
period 1996-06-30
SOUTH CAROLINA COMMUNITY BANCSHARES INC
filed 1996-09-30
CIK 920615

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

[_] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended June 30, 1996
                          -------------

Commission file number 0-24476
                       -------

                   South Carolina Community Bancshares, Inc.
   -------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Delaware                             22-0999615
   ---------------------------------     -----------------------------------
    (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

     110 S. Congress Street
    Winnsboro, South Carolina                          29180
   ---------------------------------     -----------------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
                OFFICES)

                       Telephone Number: (803) 635-5536
                                         --------------

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  [_]                No _______
                           -----

  Securities Registered Pursuant to Section 12(g) of the Exchange Act: Common
                                     Stock

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the average of the closing bid and ask price of such stock on the NASDAQ Small-cap Market on September 24, 1996 was approximately $9,116,016.

     The Registrant's revenues for the fiscal year ended June 30, 1996 were $3,441,000.

     The number of shares outstanding of the registrant's Common Stock, the registrant's only class of outstanding capital stock, as of September 24, 1996 was 735,410.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-KSB:

I. Portions of the South Carolina Community Bancshares, Inc. Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into certain items of Part III.

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                  FORM 10-KSB

                               TABLE OF CONTENTS

                                                                           PAGE
PART I.....................................................................   1

Item 1.   Business.........................................................   1

Item 2.   Properties.......................................................  22

Item 3.   Legal Proceedings................................................  22

Item 4.   Submission of Matters to a Vote of Security Holders..............  22

PART II....................................................................  22

Item 5.   Market for Registrant's Common Equity and Related Shareholder
          Matters..........................................................  22

Item 5-A. Selected Financial Data..........................................  22

Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................  24

Item 7.   Financial Statements.............................................  35

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.............................................  63

PART III...................................................................  63

Item 9.   Directors and Officers of the Registrant.........................  63

Item 10.  Executive Compensation...........................................  63

Item 11.  Security Ownership of Certain Beneficial Owners and Management...  63

Item 12.  Certain Relationships and Related Transactions...................  64

Item 13.  Exhibits and Reports on Form 8-K.................................  64
          (a)  Exhibits Required by Securities and Exchange Commission
               Regulation S-B..............................................  64
          (b)  Reports on Form 8-KSB.......................................  64

                                      (i)

                                    PART I

ITEM 1.   BUSINESS
- ------------------

     The Company was organized in March, 1994 at the direction of the Board of Directors of Community Federal Savings and Loan Association (the "Association") for the purpose of acquiring all of the capital stock to be issued by the Association in the Conversion of the Association from the mutual to the stock form of organization. The Company received approval from the OTS to become a savings and loan holding company and as such is subject to regulation by the OTS. The Conversion was completed as of July 7, 1994, the Company issued 780,275 shares of Common Stock, and retained approximately fifty-percent of the net cash proceeds of the offering, or $3.6 million (the balance of the proceeds was transferred to the Association in exchange for the capital stock of the Association). In connection with the Conversion, the Company loaned approximately $624,000 to the Community Federal Savings and Loan Association Employee Stock Ownership Plan ("ESOP") to enable the ESOP to purchase 62,422 shares of the Company's Common Stock. The primary business activity of the Company consists of the operations of its wholly-owned subsidiary, the Association.

     The Company is a savings and loan holding company and the owner of all of the issued and outstanding shares of capital stock of the Association. At June 30, 1996 the assets of the Company consisted of its ownership of the capital stock of the Association, the loan to the ESOP, $400,000 of interest earning deposits, and $1.4 million of investment securities. Community Federal Savings and Loan Association is a federally chartered savings and loan association that conducts its operations from a single facility located in Winnsboro, South Carolina. The Association's deposits are insured by the FDIC. The Association was chartered originally in 1934. The Association is a member of the FHLB of Atlanta. At June 30, 1996, the Company had total assets of $44.2 million, total deposits of $31.3 million, and stockholders' equity of $12.3 million.

     On May 2, 1996, the Company entered into an agreement with First Palmetto Savings Bank ("Seller") to purchase certain assets and assume certain deposits and other liabilities associated with the operations of the Seller's branch office in Winnsboro, South Carolina. The assets to be purchased will consist of branch loans, cash on hand, premises and equipment, safe deposit contracts and records. It is anticipated that total assets acquired will be approximately $4 million based on preliminary information. The liabilities assumed will consist of branch deposits and assumption of assignable leases and operating contracts.

     The closing of the transaction contemplated by the Agreement shall take place at an agreed upon time within thirty (30) days following the first date on which both regulatory approvals and consents have been received and all waiting periods required by law and regulation have expired. the purchase price will be established based on the assets and liabilities outlined in the Agreement at or near the closing date. The anticipated closing of the transaction is second quarter of fiscal 1997.

     The Association is a community-oriented savings institution that is primarily engaged in the business of attracting deposits from the general public in the Association's market area, and investing such funds in fixed-rate mortgage loans secured by one- to four-family residences, and, to a lesser extent, investment securities. At June 30, 1996, mortgage loans secured by one- to four-family residential real estate totalled $31.4 million, or 91.6%, of the total loan portfolio, loans secured by commercial and other property totalled $1.5 million, or 4.3%, of the total loan portfolio, loans secured by unimproved land totalled $1.1 million, or 3.3%, of the total loan portfolio, and passbook loans totalled $282,000, or .8%, of the total loan portfolio. The Company also invests in United States Government and agency obligations, which investments totalled $4.7 million, or 10.8%, of total assets at June 30, 1996, and interest-earning deposits in other financial institutions, which totalled $4.2 million, or 9.4%, of total assets at June 30, 1996.

     The Association's principal sources of funds are deposits and principal and interest payments on loans and investment securities. Principal sources of income are interest received from loans and investment securities. The Association's principal expense is interest paid on deposits, compensation and related costs, SAIF insurance premiums, and other noninterest expenses.

     LENDING

     Loan Portfolio Composition. The principal components of the loan portfolio are fixed-rate conventional first mortgage loans secured by one- to four-family residential real estate, and, to a much lesser extent loans collateralized by unimproved land and commercial and other real estate, and passbook loans. At June 30, 1996, total loans receivable were $34.3 million, of which $31.4 million, or 91.6% were fixed-rate one- to four-family residential real estate mortgage loans, $1.1 million, or 3.3%, were unimproved land loans, $1.5 million, or 4.3%, were commercial and other real estate loans, and $282,000, or .8%, were passbook loans.

     The following table sets forth selected data relating to the composition of the mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated.

                                                                 At June 30,
                                       ---------------------------------------------------------------
                                                     1994                   1995                1996
                                       ---------------------------------  --------            --------
                                          Amount      Percent    Amount   Percent    Amount   Percent
                                       ------------  ---------  --------  --------  --------  --------
                                                           (Dollars in Thousands)
Mortgage loans:
  One- to four-family................      $31,097      92.19%  $31,630     92.65%  $31,417     91.58%
  Multifamily........................           38        .11        30       .09        21       .06
  Commercial and other property......        1,205       3.57     1,195      3.50     1,464      4.27
  Unimproved land....................        1,179       3.50     1,081      3.16     1,121      3.27
                                           -------    -------   -------   -------   -------    ------
        Total mortgage loans.........       33,519      99.37    33,936     99.40%   34,023     99.18

Other loans:
  Loans on savings accounts..........          214        .63       204       .60       282       .82
                                           -------    -------   -------   -------   -------    ------

        Total loans receivable.......       33,733     100.00%   34,140    100.00%   34,305    100.00%
                                                      =======             =======              ======
Less:................................
  Loans in process...................         (649)                (480)               (377)
  Unearned loan fees, net of
  deferred loan costs                         (345)                (319)               (297)
  Allowance for loan losses..........         (294)                (294)               (293)
                                           -------              -------             -------

        Net loans receivable.........      $32,445              $33,047             $33,338
                                           =======              =======             =======

     Loan Maturity Schedule. The following table shows the maturity of the loan portfolio at June 30, 1996. The table does not reflect anticipated prepayments or scheduled principal amortization.

                                                                        At June 30, 1996
                                           -------------------------------------------------------------------------
                                                                 Mortgage Loans
                                           --------------------------------------------------
                                            One- To                       Commercial
                                             Four-                         and Other     Other
                                            Family        Multifamily       Property     Loans        Total
                                           --------       -----------      ---------     -----       --------
                                                                        (In Thousands)
Amount due:
  Within 1 year......................      $    90         $    --         $     4       $282        $   376
                                           -------              --         -------       -------     -------

  After 1 year:
    1 to 3 years.....................          322               4              68            --         394
    3 to 5 years.....................          916              --             134            --       1,050
    5 to 10 years....................        5,864              --             563            --       6,427
    10 to 20 years...................       16,355              17           1,597            --      17,969
    Over 20 years....................        7,870              --             219            --       8,089
                                           -------              --         -------       -------     -------

        Total due after one year.....       31,327              21           2,581            --      33,929(1)
                                           -------              --          ------       -------     -------

        Total amounts due............      $31,417         $    21          $2,585        $  282     34, 305
                                           =======              ==          ======       =======

Loans in process.....................                                                                   (377)
Deferred loan fees, net of deferred
     loan costs......................                                                                   (297)
Allowance for loan losses............                                                                   (293)
                                                                                                     -------
        Loans receivable, net........                                                                $33,338
                                                                                                     =======

_____________________________
(1)  All loans in the portfolio are fixed rate.

     One- to Four-Family Residential Real Estate Loans. The primary lending activity currently consists of the origination of fixed rate one- to four-family owner-occupied residential mortgage loans, virtually all of which are collateralized by properties located in Fairfield County, South Carolina. The Association does not originate adjustable-rate first mortgage loans. At June 30, 1996, $31.4 million, or 91.6% of the total loan portfolio, consisted of fixed-rate one- to four-family residential real estate loans. The Association also originates one- to four-family construction loans that convert to permanent loans after the initial construction period which generally does not exceed six months. The Association is a portfolio lender. It has not sold loans in the secondary mortgage market and does not intend to conduct secondary market sales in the foreseeable future. One- to four-family loans are underwritten and originated according to policies approved by the Board of Directors. In the current lending environment, savings deposits and loan repayments have exceeded demand for loans.

     The Association currently offers fixed rate one- to four-family residential mortgage loans with terms ranging up to 25 years. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that the Association's one-to four-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors. In recent years, the average maturity of the Association's mortgage loans has decreased significantly due to unprecedented volume of refinancing activity.

     Originations of fixed rate mortgage loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, the Association's interest rate gap position, and loan products offered by the Association's competitors. The Association's mortgage loans amortize on a monthly basis with principal and interest due each month. To make the Association's loan portfolio more interest rate sensitive, the Association currently emphasizes the origination of loans with terms of 15 years or less.

     The Association's one- to four-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Association the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Association's fixed-rate mortgage loan portfolio, and the Association has generally exercised its rights under these clauses.

     Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Association's lending policies limit the maximum loan-to-value ratio on fixed rate loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan. The Association makes one- to four-family real estate loans with loan-to-value ratios of up to 90%; however, for one- to four-family real estate loans with loan-to-value ratios of between 80% and 90%, the Association requires the amount of the loan that exceeds 80% of the appraised value to be covered by private mortgage insurance. The Association requires fire and casualty insurance, as well as a certificate of title, on all properties securing real estate loans made by the Association.

     Commercial and Other Real Estate Loans. The Association originates commercial and other real estate loans on a limited basis. Association lending policies require that all commercial loans be secured solely by real estate, with no security interest allowed in furniture and fixtures, inventory, goodwill, or other assets of the business. At June 30, 1996, such loans had an aggregate balance of $1.5 million, or 4.3%, of the total loan portfolio. The commercial and other real estate loans are generally collateralized by, among others, real estate used by small businesses, church property, convenience stores, and small manufacturing operations. The Association generally does not solicit such loans, and originates such loans selectively and on a case-by-case basis. The Association rarely originates multifamily residential real estate loans, and has purchased only one such loan, a participation interest with an aggregate remaining principal balance of $4,500 at June 30, 1996. Multi-family loans totalled $21,000, or .06% of the loan portfolio, at June 30, 1996. All of the commercial real estate loans have fixed rates of interest. The Association offers such loans with loan-to-value ratios of up to 75% and terms of up to 15 years. To compensate the Association for the increased credit risk associated with commercial loans, interest rates are maintained at a level above that charged for one- to four-family residential properties. Because of the increased credit risk associated with such loans and the low level of demand for such loans in the Association's primary market area, the Association does not expect commercial and multifamily real estate lending to constitute a significant part of loan originations in the foreseeable future.

     Loans collateralized by commercial and multifamily residential real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. This increased credit risk is a result of several factors, including the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multifamily residential real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

     Unimproved Land Loans. The Association also offers loans secured by unimproved land, such as woodlands, pasture land, agricultural land, recreational land, and other undeveloped land. In recent years the Association has reduced its originations of such loans. Such loans totalled $1.1 million, or 3.3%, of the total loan portfolio at June 30, 1996. All of the Association's unimproved land loans have fixed rates of interest. The Association offers such loans with loan to value ratios of up to 75% on tracts of 15 acres or less, and loan to value ratios of up to 70% on tracts of land larger than 15 acres. The Association considers the credit risks associated with large acreage to be greater than normal, and will charge a higher rate of interest for such loans. The maximum term allowed for all land loans is 15 years. The Board of Directors reserves the right to disregard the value of any timber that may be on the subject property, and may require a review by a recognized forester, in addition to the appraisal, if it is deemed necessary. The borrower may be required to negotiate a release of timber rights prior to the harvesting of any timber from the subject property.

     Loans collateralized by undeveloped land generally involve greater credit risk than one-to four-family real estate loans. The increased credit risk is the result of several factors, including the dependency of repayments on the successful operation or management of the real estate collateralizing the loan. In turn, the success of the management and operations frequently depends on general economic conditions, climate, and in the case of agricultural property, prevailing prices of commodities.

     Passbook Loans. To a much lesser extent, the Association also originates fixed-rate loans secured by deposit accounts ("passbook loans"), primarily as a service to its customers. Such loans totalled $282,000, or 0.8% of the total loan portfolio at June 30, 1996.

DELINQUENCIES AND CLASSIFIED ASSETS

     Collection Procedures. The Association's policies provide for a 30-day grace period on all payments. The Association's collection procedures provide that if a payment is not received within the grace period, a computer-generated delinquent notice is sent to the borrower requesting payment plus a late charge. If delinquency continues 15 days past the end of the grace period, a second delinquent notice is mailed requesting payment in full of the delinquency or that the borrower contact the Association immediately to provide satisfactory arrangements for the repayment of the debt. If a loan becomes 60 days past due (inclusive of the 30 day grace period), the borrower is contacted personally, if possible, by Association personnel to negotiate satisfactory arrangements for the repayment of the debt. If a loan becomes 90 days past due, the Association's President is authorized to send a right-to-cure notice to the borrower advising him of the delinquency and providing a 30-day period for repayment prior to the initiation of legal action to collect on the collateral. At the end of this period, if satisfactory arrangements have not been made for repayment, the President may then forward the account to the Association's attorney for further collection. The Attorney will provide notice to the borrower of pending legal action, and allow a seven-day period for resolution prior to the commencement of foreclosure. It is sometimes necessary and desirable to arrange special repayment schedules with mortgagors to prevent foreclosure or filing for bankruptcy. The mortgagors are required to submit a written repayment schedule which is closely monitored for compliance.

     Delinquent Loans. At June 30, 1994, 1995 and 1996 delinquencies in the loan portfolio were as follows:


                                               At June 30, 1994       At June 30, 1995      At June 30, 1996
                                             ---------------------  --------------------- -------------------
                                             Number      Principal   Number     Principal  Number   Principal
                                               of        Balance       of       Balance      of     Balance
                                              Loans      of Loans    Loans      of Loans   Loans    of Loans
                                             -------     --------   --------    --------   ------   --------
                                                                                (Dollars in Thousands)
Period delinquent:
  Loans 60-89 days delinquent.........           29       $  798        12         $582           9     $238
  Loans 90 days or more
    delinquent........................           24          679        10          273          15      480
                                               ----       ------      ----       ------       -----     ----
      Total loans delinquent 60 days
        or more.......................           53       $1,477        22         $855          24     $718
                                               ====       ======      ====       ======       -----     ----

Delinquent loan principal to
  total gross loans:
    Loans 60-89 days delinquent  to
      total gross loans...............                      2.36%                  1.70%                0.69%
    Loans 90 days or more delinquent
      to total gross loans............                      2.01                    .80                 1.40

     Nonperforming Assets. The following table sets forth information with respect to non-performing assets for the periods indicated. During the periods shown, there were no restructured loans within the meaning of SFAS No. 15.

                                                     At June 30,
                                            ----------------------------
                                                1994       1995    1996
                                            ------------  ------  ------
                                               (Dollars in Thousands)
Loans accounted for on a non-accrual
  basis...................................        $ 503   $ 144   $ 480

Accruing loans which are
  contractually past due 90 days or more..          176     129       0
                                                  -----   -----   -----

Total of nonaccrual and accruing
  loans 90 days or more past due..........          679     273     480

Foreclosed real estate, net of related
  valuation allowance.....................          145     171     156
                                                  -----   -----   -----

        Total nonperforming assets........        $ 824   $ 444   $ 636
                                                  =====   =====   =====

Nonperforming loans to total gross loans..         2.01%    .80%   1.40%
Nonperforming assets to total assets......         1.74%   1.01%   1.44%

     $19,495 in interest income was recognized during the year ended June 30, 1996 on loans accounted for as non-accrual on that date. An additional $19,411 in interest income would have been recognized had those loans remained current throughout the period.

     Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is deemed real estate owned ("REO") until such time as it is sold. In general, collateral for a loan is considered to be in-substance foreclosed if: (i) the borrower has little or no equity in the collateral; (ii) proceeds for repayment of the loan can be expected to come only from the operation or sale of the collateral; and (iii) the borrower has either formally or effectively abandoned control of the collateral to the Association, or retained control of the collateral but is unlikely to be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future. Cash flow attributable to in-substance foreclosures is used to reduce the carrying value of the collateral.

     When REO is acquired or otherwise deemed REO, it is recorded at the lower of cost or its estimated fair value, less estimated selling expenses. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations. At June 30, 1994, 1995, 1996, REO totalled $145,000, $171,000, and $156,000, respectively.

     Classification of Assets. OTS regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. At June 30, 1996, classified assets totalled $480,000, all of which were classified substandard. In addition to such classified assets, at June 30, 1996, there were $238,000 of assets designated special mention.

     Allowance for Loan Losses. The Association provides a valuation allowance for estimated losses from uncollectible loans. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on loss experience, known and inherent risk in the portfolio, prevailing market conditions, and management's judgment as to collectibility. The allowance for loss on loans is increased by charges to income and decreased by charge-offs (net of recoveries). During the year ended June 30, 1994, the Association added $151,000 to the allowance for loan losses; no additions were made during the years ended June 30, 1995 and 1996. The allowance for loan losses totalled $294,000 at June 30, 1994 and 1995 and $293,000 at June 30, 1996.

     Analysis of the Allowance for Loan Losses. The following table sets forth the allowance for loan losses at or for the dates indicated.

                                                                At or for the
                                                             Year Ended June 30,
                                                       --------------------------------
                                                        1994         1995        1996
                                                       -------  --------------  -------
                                                            (Dollars in Thousands)

Balance at beginning of period.......................  $  166         $   294   $  294
Provision for loan losses............................     151              --       --
Charge-offs (1)......................................     (23)             --       (1)
Recoveries...........................................      --              --       --
                                                       ------         -------   ------
  Balance at end of period...........................  $  294         $   294   $  293
                                                       ======         =======   ======

Ratio of charge-offs during the period to
  average loans outstanding during the period........     .07%             --       --
Ratio of allowance for loan losses to nonperforming
  loans at end of period.............................   43.30%         107.69%   61.04%
Ratio of allowance for loan losses to total
  nonperforming assets at end of period..............   35.68%          66.22%   46.07%
Ratio of allowance for loan losses to net loans
  receivable at end of period........................     .90%            .89%     .88%

____________________________
(1) All charge-offs related to loans secured by one- to four-family residential real estate.

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

                                                                  At June 30,
                                       ----------------------------------------------------------
                                             1994                 1995                 1996
                                       -----------------  --------------------  -----------------
                                                 % of                            % of     % of
                                                 Total                          Total     Total
                                       Amount  Loans (1)  Amount   Loans (1)    Amount  Loans (1)
                                       ------  ---------  ------  -----------   ------  ---------
                                                         (Dollars in Thousands)
Balance at end of period
  applicable to:
    One- to four-family residential..    $271      92.2%    $256        92.65%   $ 252      91.6%
    Multifamily residential..........       1        .1        1          .09       --        --
    Unimproved land..................      10       3.5       18         3.16       18       3.3
    Commercial and other.............      10       3.6       19         3.50       23       4.3
    Passbook loans...................       2        .6       --          .60       --        .8
                                         ----     -----     ----        -----    -----     -----

        Total allowance for
          loan losses................    $294     100.0%    $294        100.0%   $ 293     100.0%
                                         ====     =====     ====        =====    =====     =====

__________________________
(1) Represents the percent of the Association's total loan portfolio that is composed of loans in each specific loan category.

INVESTMENT ACTIVITIES

     Investment Portfolio. The following table sets forth certain information regarding the carrying and estimated market values of the investment securities of the Company at the dates indicated.


                                                        At June 30,
                                       --------------------------------------------------------
                                              1994                 1995             1996
                                       -------------------  -----------------  ----------------
                                        Carrying    Market  Carrying  Market   Carrying  Market
                                          Value     Value    Value     Value    Value    Value
                                       -----------  ------  --------  -------  --------  ------
                                                                      (In Thousands)
Investment securities:
  U.S. Government and federal
    agency obligations...............       $4,580  $4,520    $6,183   $6,225    $4,749  $4,774
  FHLB stock.........................          429     429       429      429       429     429
                                            ------  ------    ------   ------    ------  ------

        Total investment securities         $5,009  $4,949    $6,612   $6,654    $5,178  $5,203
                                            ======  ======    ======   ======    ======  ======

     Investment Portfolio Maturities. The following table sets forth information regarding the carrying value, weighted average yields, and maturities of the investment securities of the Company at June 30, 1996.

                                                                     At June 30, 1996
                             --------------------------------------------------------------------------------------------
                                One Year or Less      One to Five Years        Five to Ten Years     More than Ten Years
                             --------------------   ---------------------   --------------------    ---------------------
                                       Annualized            Annualized               Annualized             Annualized
                                        Weighted              Weighted                Weighted               Weighted
                              Carrying  Average     Carrying  Average       Carrying  Average      Carrying  Average
                                Value   Yield (1)     Value   Yield (1)       Value   Yield (1)      Value   Yield
                             --------------------   ---------------------   --------------------  -----------------------
                                                                   (Dollars in Thousands)
U.S. Treasury obligations..    $1,500      5.89%        $2,490     6.50%        $  --       --%     $  --       --%
Federal Home Loan Bank
  obligations..............       100      7.69            200     7.16           259     7.48         --       --
Federal National Mortgage
  Association obligations..        --        --            200     5.30            --       --         --       --
Federal Home Loan Bank
  stock (2)................        --        --             --       --            --       --        429       --
                               ------                   ------                  ------              -----
        Total investments..    $1,600                   $2,890                   $ 259              $ 429
                               ======                   ======                  ======              =====

                                        --------------------------------------
                                                   Total Investment Securuties
                                        -------------------------------------------
                                                                       Annualized
                                                             Average    Weighted
                                          Carrying  Market    Life      Average
                                            Value    Value     Years    Yield (1)
                                        ---------   -------  --------  ------------
U.S. Treasury obligations..                $3,990   $4,014     1.20       6.27%
Federal Home Loan Bank
  obligations..............                   559      563     4.28        7.40
Federal National Mortgage
  Association obligations..                   200      197     1.70       5.30
Federal Home Loan Bank
  stock (2)................                   429      429    10.00       7.25
                                           ------   ------
        Total investments..                $5,178   $5,203     2.27       6.44
                                           ======   ======

__________________________
(1)  Annualized interest return as a percentage of acquisition cost.
(2) Federal Home Loan Bank stock has no stated maturity, and is assumed for these purposes to be held ten years.

SOURCES OF FUNDS

     General. The Company's sources of funds are the net proceeds retained by it in connection with the Conversion, and dividends from the Association. To
date, there has been no need for dividends from the Association.   Deposits are
the major source of funds for lending and other investment purposes of the Association. The Association's deposit-gathering activities are currently conducted from the Association's facility in Winnsboro, South Carolina. In addition to deposits, the Association derives funds from the amortization and prepayment of loans, the maturity of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

     Deposits. Consumer and commercial deposits are attracted principally from within the Association's market area through the offering of passbook savings, money market deposit, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The Association regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Association's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Association has sought to decrease the risk associated with changes in interest rates by offering competitive rates on deposit accounts and by pricing certificates of deposit to provide customers
with incentives to choose certificates of deposit with longer terms.   Due to
the current interest rate environment, however, longer terms are not attractive to customers. The Association does not obtain funds through brokers or through solicitations outside its market area.

     The weighted-average interest rate on savings deposits was approximately 4.49% in 1995 and 5.17% in 1996. Balances are tabulated as follows:

                                               At June 30,
                         -------------------------------------------------------
                               1994(1)               1995             1996
                         ------------------    ----------------  ---------------
                                       % of             % of             % of
                             Amount    Total   Amount   Total   Amount   Total
                         ------------  ------  -------  ------  -------  -------
                                          (Dollars in Thousands)

Regular passbook.......      $ 2,239     6.53%  $ 2,293    7.62% $ 2,323   7.43%
Money-market passbook..        5,508    16.08     4,223   14.03    4,214  13.47
Certificates:
  3.99% and lower......       16,531    48.24         4     .01       --     --
  4.00% - 4.99%........        6,746    19.69     5,777   19.19      502   1.61
  5.00% - 5.99%........        3,058     8.92     7,520   24.98   20,056  64.13
  6.00% - 6.99%........           43      .13     9,093   30.20    4,178  13.36
  7.00% - 7.99%........            2      .01     1,196    3.97       --     --
  8.00% - 8.99%........          138      .40        --      --       --     --
                             -------            -------          -------
    Total..............      $34,265            $30,106          $31,273
                             =======            =======          =======

_____________________________
(1) Does not include $6,705 in escrow deposits received in connection with the initial public offering.

     At June 30, 1996 the Association had savings accounts in amounts of $100,000 or more maturing as follows:

       Maturity Period                                                                        Amount
       ---------------                                                                        ------
                                                                                         (In Thousands)
       One month through three months.....................................................    $2,764
       Three through six months...........................................................     2,479
       Six through 12 months..............................................................     1,379
       Over 12 months.....................................................................       844
                                                                                              ------
           Total..........................................................................    $7,466
                                                                                              ======

REGULATION AND SUPERVISION

GENERAL

     The Association is subject to extensive regulation, examination and supervision by the OTS, and the FDIC as the deposit insurer. The Association is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the SAIF, which is managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Association's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Association and their operations. The Company, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS. Certain of the regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein.


RECAPITALIZATION OF SAIF AND ITS IMPACT ON SAIF PREMIUMS

PENDING DEPOSIT INSURANCE LEGISLATION

     The FDIC board has reduced the insurance premium assessed on deposits insured by the Bank Insurance Fund ("BIF"). The FDIC reduced the BIF premiums from a range of 23 to 31 basis points, which is the range of premiums currently paid on deposits insured by the Savings Association Insurance Fund ("SAIF"), to a range of 0 to 31 basis points. The FDIC estimated that in excess of 90% of the banks whose deposits are insured through the BIF would be assessed at the lowest premium rate. Due to the reserve levels of the SAIF, the FDIC has not proposed a reduction in the SAIF insurance premiums and it is not expected that, absent legislative developments, the insurance premiums assessed on SAIF deposits could be reduced until the end of the decade. The deposits held by the Bank are insured through the SAIF and, although the Bank currently pays the lowest premium assessed on SAIF deposits, the reduction in BIF premiums, without a similar reduction in SAIF premiums, places the Bank at a competitive disadvantage since BIF insured institutions can either: (1) pass through to depositors in the form of higher rates the reduction in deposit premiums, which would cause the Bank to increase rates on its deposits without an offsetting reduction in premium expense; (2) increase BIF insured institutions profitability, which may not be available to the Bank; or (3) a combination of both. Management continues to monitor the situation and is working with the various trade associations the Bank is affiliated with to achieve equality in the insurance premium assessment.

     Legislation has been proposed in Congress to recapitalize the SAIF fund and possibly consolidate the BIF and SAIF funds. One feature of this proposal calls for a special one-time assessment on all SAIF-insured institutions of up to 80 basis points to bring the SAIF fund up to its required level of capitalization. It is assumed that after this assessment takes place, that the on-going level of insurance premium assessments for the SAIF-insured institutions would be reduced to the same range as that of the BIF-insured institutions. Based upon the Bank's deposit base at June 30, 1996, the special assessment could cause a charge to earnings of approximately $250,000, while a reduction in the insurance premium assessment rate from 23 basis points to 4 basis points would reduce annual premium expenses by approximately $59,400. It is not known at this time when and if this legislation will be approved and implemented.

FEDERAL REGULATION OF SAVINGS INSTITUTIONS

     Business Activities. The activities of savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act"). The federal banking statutes, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and Federal Deposit Insurance Corporation Improvement Act ("FDICIA") (1) restrict the solicitation of brokered deposits by savings institutions that are troubled or not well-capitalized, (2) prohibit the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (3) restrict the aggregate amount of loans secured by non-residential real estate property to 400% of capital, (4) permit savings and loan holding companies to acquire up to 5% of the voting shares of non-subsidiary savings institutions or savings and loan holding companies without prior approval, and (5) permit bank holding companies to acquire healthy savings institutions.

     The description of statutory provisions and regulations applicable to savings associations set forth in this annual report does not purport to be a complete description of such statutes and regulations and their effect on the Association. Moreover, because some of the provisions of FDICIA are still in the process of being implemented through the adoption of regulations by the various federal banking agencies, the Association cannot yet fully assess the impact of these provisions on its operations.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. At June 30, 1996, the Association was in compliance with its loans to one borrower limitations.

     Qualified Thrift Lender Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (I) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly basis in 9 out of every 12 months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of June 30, 1996, the Association satisfied the QTL test.

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters; provided that the institution would not be undercapitalized, as that term is defined in the OTS Prompt Corrective Action regulations, following the capital distribution. As of June 30, 1996, the Association would qualify as a Tier 1 Association. In addition, the OTS could prohibit any proposed capital distribution by the Association, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. The Association is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement which is currently 5%, may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flow of member institutions. The Association's liquidity ratio averaged 22.8% during the month end of June 30, 1996. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. During the month end of June 30 1996, the Association's short-term liquidity ratio averaged 16.2%. At June 30, 1996, the Association was in compliance with its liquidity requirements.

     Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. Based on its assets at March 31, 1996, the Association is required to pay a semi-annual assessment of approximately $7,000.

     Community Reinvestment. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA rating system identifies four levels of performance that may describe an institution's record of meeting community needs: outstanding, satisfactory, needs to improve and substantial non-compliance. The CRA also requires all institutions to make public disclosure of their CRA ratings. The CRA regulations were recently revised. Effective July 1, 1995, the OTS will assess the CRA performance of a savings institution under lending, service and investment tests, and based on such assessment, will assign an institution in one of the four above-referenced ratings. The Association received an "outstanding" CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

     Transactions with Related Parties. The Association's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA").
Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary. At June 30, 1996, the Association was in compliance with the transactions with affiliates rules governed by Sections 23A and 23B.

     The Association's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Association may make to such persons based, in part, on the Association's capital position, and requires certain approval procedures to be followed.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

     The federal banking agencies recently adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement the safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies also adopted a proposed rule which proposes asset quality and earnings standards which, if adopted, would be added to the Guidelines. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3.0% leverage ratio (or core capital ratio) and an 8.0% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights ("PMSRs"). The OTS regulations also require that, in meeting the tangible ratio, leverage and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. At June 30, 1996, the Association's ratio of tangible capital to total assets, and its ratio of core (leverage) capital to total assets, was 27.9%.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 3.0% leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25%. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. At June 30, 1996, the Association's ratio of core capital to total adjusted assets was 24.0%, and its ratio of total capital to risk-weighted assets was 53.1%.

     OTS regulatory capital rule also incorporates an interest rate risk component. Savings associations with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates, divided by the estimated economic value of the association's assets. In calculating its total capital under the risk-based rule, a savings association whose measured interest rate risk exposure exceeds 2%, must deduct an interest rate component equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an institution's interest rate risk component on a case-by-case basis.

     At June 30, 1996, the Association was in compliance with all of its capital requirements.

PROMPT CORRECTIVE REGULATORY ACTION

     Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has a total risk-based capital ratio of less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

INSURANCE OF DEPOSIT ACCOUNTS

     The FDIC has adopted a risk-based deposit insurance system that assesses deposit insurance premiums based on the level of risk involved in an institution's activities. An association's risk category is based on whether an association is "well capitalized," "adequately capitalized" or "undercapitalized," and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Based on its capital and supervisory subgroups, each BIF member and each SAIF member is assigned an annual FDIC assessment rate between 23 basis points for an institution in the highest category (i.e., well-capitalized and healthy) to 31 basis points for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates in certain circumstances. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Association. Recent proposals, if adopted, may lower assessment rates for BIF members while retaining the current assessment rate for SAIF members. The Association's assessment rate for the fiscal year ended June 30, 1996, was .23% of deposits.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Association has no knowledge of any practice, condition or violation that might lead to termination of deposit insurance.

FEDERAL HOME LOAN BANK SYSTEM

     The Association is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Association, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Association was in compliance with this requirement with an investment in FHLB-Atlanta stock, at June 30, 1996, of $429,000.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $54.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $54.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $54.0 million. The first $4.2 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Association is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

HOLDING COMPANY REGULATION

     The Company is a non-diversified savings and loan holding company within the meaning of the HOLA, as amended. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Association is required to notify the OTS 30 days before declaring any dividend to the Company.

     As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to be a QTL. Upon any nonsupervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation. The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

     Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove of the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

ITEM 2.   PROPERTIES
- --------------------

     The Company conducts its business through a single facility located in Winnsboro, Fairfield County, South Carolina. The facility opened and has been owned by the Association since 1970. At June 30, 1996, the net book value of the Company's property and equipment was $415,000.

ITEM 3.   LEGAL PROCEEDINGS
- ---------------------------

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

          Not applicable.
                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
- -------------------------------------------------------------------------------

     As of June 30, 1996, the Company had 735,410 shares of common stock issued and outstanding. At such date, the Company had 344 shareholders of record. The Company's common stock is traded on the NASDAQ Small-Cap market under the symbol "SCCB." Set forth below are the quarterly high and low bid prices for the Common Stock, as reported on the NASDAQ Small Cap Market, for the last eight quarters of trading.

                                                     High        Low
                                                     ----        ---
          Quarter ended September 30, 1994........   $13.25      $11.75
          Quarter ended December 31, 1994.........    13.50       12.75
          Quarter ended March 31, 1995............    14.50       13.00
          Quarter ended June 30, 1995.............    15.00       14.50
          Quarter ended September 30, 1995........    17.00       15.00
          Quarter ended December 31, 1995.........    17.50       17.00
          Quarter ended March 31, 1996............    17.50       17.00
          Quarter ended June 30, 1996.............    17.00       16.25

     During 1995, the Company declared semi-annual cash dividends of $.15 per share. During 1995, the Company paid a special cash dividend of $.10 per share. During 1996, the Company declared semi-annual cash dividends of $.30 per share. For a discussion of limitations on the Company's ability to pay cash dividends, see Item 1. Business--Regulation and Supervision--Limitation on Capital Distributions; and Notes 9 and 18 to the Notes to Consolidated Financial Statements.

ITEM 5-A. SELECTED FINANCIAL DATA
- ---------------------------------

     Set forth below are selected financial and other data of the Company.

                                                              AT JUNE 30,
                                             ---------------------------------------------
                                              1992     1993      1994      1995     1996
                                             -------  -------  --------  --------  -------
                                                                 (In Thousands)
SELECTED FINANCIAL DATA:

Total assets...............................  $39,200  $39,885  $47,341    $43,947  $44,172
Loans receivable, net......................   32,332   31,869   32,445     33,047   33,338
Interest-earning deposits..................    3,359    2,991    8,307      2,836    4,171
Investment securities......................    2,009    3,531    5,009      6,612    5,178
Foreclosed real estate, net................      156      188      145        171      156
Deposits...................................   34,131   34,119   34,265     30,106   31,273
Stockholders equity........................    4,721    5,500    6,152     13,350   12,309


                                                      FOR THE YEAR ENDED JUNE 30,
                                             ---------------------------------------------
                                              1992     1993      1994      1995     1996
                                             -------  -------  -------    -------  -------
                                                                      (In Thousands)
SELECTED OPERATING DATA:

Interest income............................  $ 3,800  $ 3,465  $ 3,196    $ 3,429  $ 3,406
Interest expense on savings accounts
 and borrowed money........................    2,360    1,748    1,442      1,351    1,643
                                             -------  -------  -------    -------  -------
  Net interest income......................    1,440    1,717    1,754      2,078    1,763

 Provision for loan losses.................       73       11      151          0        0
                                             -------  -------  -------    -------  -------
  Net interest income after
   provision for loan losses...............    1,367    1,706    1,603      2,078    1,763

Noninterest income.........................       88       47       42        110       35

Noninterest expense........................      455      481      530        705      991
                                             -------  -------  -------    -------  -------

Income before income taxes and
 effect of change in accounting principle..    1,000    1,272    1,115      1,483      807

Income tax expense.........................      354      493      411        556      319
                                             -------  -------  -------    -------  -------

Income before change
 in accounting principle...................      646      779      704        927      488

Cumulative effect of change in
 accounting for income taxes...............       --       --      (52)        --       --
                                             -------  -------  -------    -------  -------

Net income.................................  $   646  $   779  $   652    $   927  $   488
                                             =======  =======  =======    =======  =======

Net income per share (1)...................      N/A      N/A      N/A      $1.28     $.67
                                                                          =======  =======

_____________________________________
(1) There were no shares outstanding prior to the Company's initial offering of July 7, 1994

                                                    AT OR FOR THE YEAR ENDED JUNE 30,
                                               -------------------------------------------
                                                1992     1993     1994     1995     1996
                                               -------  -------  -------  -------  -------
                                                         (DOLLARS IN THOUSANDS)
SELECTED FINANCIAL RATIOS AND OTHER DATA:

  Return on average assets...................     1.60%    1.96%    1.60%    2.10%    1.11%
  Return on average stockholders' equity.....    14.69    15.24    11.11     7.07     3.77
  Average equity to average assets...........    10.88    12.83    14.39    29.80    29.38
  Total equity to total assets...............    12.05    13.79    13.00    30.38    27.87
  Operating expenses to average assets.......     1.13     1.21     1.30     1.60     2.25
  Net interest income to operating expenses..   316.48   356.96   330.94   294.75   177.90
  Nonperforming loans to total loans (1).....     2.72     3.07     2.01      .80     1.40
  Nonperforming assets to total assets (2)...     2.70     3.01     1.74     1.01     1.44

________________________________
(1) Nonperforming loans consist of non-accruing loans past due 90 days or more and accruing loans past due 90 days or more.
(2) Nonperforming assets consist of nonperforming loans and real estate acquired through foreclosure.



ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

GENERAL

     The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on the Company's interest-earning assets, consisting primarily of mortgage loans, interest-bearing deposits at other institutions, and investment securities, and the interest paid on interest-bearing liabilities consisting primarily of savings deposits. Net interest income is a function of the Company's interest rate spread, which is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to interest-bearing liabilities. The Company's earnings also are affected by its level of noninterest income including loan origination fees, gain on sale of investment securities, and other noninterest income, and noninterest expense, including primarily compensation and related costs, occupancy and equipment, SAIF insurance premiums, data processing and other noninterest expense. Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Company.

     The Company has not experienced significant growth in assets or deposits during the last five years. At June 30, 1996, total assets were $44.2 million, compared to total assets of $40.5 million at June 30, 1991, an increase of 9%. Savings deposits totalled $31.3 million at June 30, 1995, compared to $33.6 million at June 30, 1991, a decrease of 7%, inclusive of interest credited.

     On May 2, 1996, the Company entered into an agreement with First Palmetto Savings Bank ("Seller") to purchase certain assets and assume certain deposits and other liabilities associated with the operations of the Seller's branch office in Winnsboro, South Carolina. The assets to be purchased will consist of branch loans, cash on hand, premises and equipment, safe deposit contracts and records. It is anticipated that total assets acquired will be approximately $4 million based on preliminary information. The liabilities assumed will consist of branch deposits and assumption of assignable leases and operating contracts.

     The closing of the transaction contemplated by the Agreement shall take place at an agreed upon time within thirty (30) days following the first date on which both regulatory approvals and consents have been received and all waiting periods required by law and regulation have expired. The purchase price will be established based on the assets and liabilities outlined in the Agreement at or near the closing date. The anticipated closing of the transaction is second quarter of fiscal 1997.

     During fiscal 1996, the Company repurchased 76,076 shares of its Common Stock at an aggregate cost of $1,358,000. Of these shares, 31,211 were purchased for the purpose of providing awards granted and to be granted under the Recognition and Retention Plans.

AVERAGE BALANCE SHEET

     The following table sets forth certain information relating to the Company's consolidated statement of financial condition at June 30, 1994, 1995 and 1996, and its consolidated statement of income for the years ended those dates. It reflects the average yield on assets and the average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of related assets or liabilities for the periods shown. Average loan and savings account balances are derived from month-end balances as opposed to daily balances; management does not believe that the use of month-end balances resulted in any material effect on the information presented. Loan interest includes fees which are considered yield adjustments; average loan balances include non-accruing loans.

                                                                    Year Ended June 30,
                                               -------------------------------------------------------------
                                                              1994                        1995
                                               ----------------------------       --------------------------
                                                                     Average                         Average
                                               Average               Yield/     Average              Yield/
                                               Balance   Interest     Cost      Balance    Interest   Cost
                                               --------  ---------  ---------  ---------   -------- --------
                                                                   (Dollars in Thousands)
Assets:
  Interest-earning assets:
    Loans receivable and mortgage-backed
      securities.............................  $32,212    $ 2,928        9.09%   $33,216    $ 2,884     8.68%
    Investment securities....................    4,176        180        4.31      6,992        388     5.55
    Interest-earning deposits................    2,327         88        3.78      2,825        157     5.56
                                               -------    -------                -------    -------
      Total interest-earning assets..........   38,715      3,196        8.26     43,033      3,429     7.97
                                                          -------                           -------
  Noninterest-earning assets.................    1,866                             1,058
                                               -------                           -------
        Total assets.........................  $40,581                           $44,091
                                               =======                           =======

Liabilities and Equity:
  Interest-bearing liabilities:
    Passbook savings accounts................  $ 2,047         73        3.57    $ 2,154         70     3.25
    Certificates and money market
      savings accounts.......................   32,015      1,361        4.25     28,438      1,281     4.50
    Escrow deposits..........................      228          8        3.51         --         --       --
                                               -------    -------                -------    -------
         Total interest-bearing liabilities..   34,290      1,442        4.21     30,592      1,351     4.42
                                                          -------                           -------
  Noninterest-bearing liabilities............      465                               380
                                               -------                           -------
      Total liabilities......................   34,755                            30,972
  Equity.....................................    5,826                            13,119
                                               -------                           -------
        Total liabilities and stockholders'
          equity earnings....................  $40,581                           $44,091
                                               =======                           =======

Net interest income/net interest
  rate spread (1)............................             $ 1,754        4.05%              $ 2,078     3.55%
                                                          =======     =======               =======     =====

Net earning assets/net interest
  margin (2).................................  $ 4,425                   4.53%   $12,441                4.83%
                                               =======                =======    =======                =====

Ratio of interest-earning assets to
  interest-bearing liabilities...............   112.90%                           140.67%
                                               =======                            =======

                                                                           1996
                                                      ------------------------------------------
                                                                                        Average
                                                       Average                           Yield/
                                                       Balance         Interest           Cost
                                                      ---------       ----------       ---------
Assets:
  Interest-earning assets:
    Loans receivable and mortgage-backed
      securities.............................          $33,075          $ 2,817            8.52%
    Investment securities....................            5,188              333            6.42
    Interest-earning deposits................            4,615              256            5.55
                                                       -------          -------
      Total interest-earning assets..........           42,878            3,406            7.94
                                                       -------          -------
  Noninterest-earning assets.................            1,189
                                                       -------
        Total assets.........................          $44,067
                                                       =======

Liabilities and Equity:
  Interest-bearing liabilities:
    Passbook savings accounts................          $ 2,385               71            2.98
    Certificates and money market
      savings accounts.......................           28,331            1,572            5.55
    Escrow deposits..........................               --               --              --
                                                       -------
         Total interest-bearing liabilities..           30,716            1,643            5.35
  Noninterest-bearing liabilities............                               406
                                                                        -------
      Total liabilities......................                            31,122
  Equity.....................................                            12,945
                                                                        -------
        Total liabilities and stockholders'
          equity earnings....................          $44,067
                                                       =======

Net interest income/net interest
  rate spread (1)............................                           $ 1,763            2.59%
                                                                        =======            =====

Net earning assets/net interest
  margin (2).................................                           $11,733            4.12%
                                                                        =======            =====

Ratio of interest-earning assets to
  interest-bearing liabilities...............                            138.20%
                                                                         =======

________________________________________________
(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income before the provision for loan losses divided by total interest-earning assets.

RATE/VOLUME ANALYSIS

     Net interest income can also be analyzed in terms of the impact of changing interest rates on interest-earning assets and interest-bearing liabilities and the changing volume or amount of these assets and liabilities. The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (change in volume multiplied by prior rate),
(ii) changes attributable to changes in rate (changes in rate multiplied by current volume), and (iii) the net change. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.



                                                                                   Year Ending June 30,
                                                             ----------------------------------------------------------------
                                                                      1995 vs. 1994                     1996 vs. 1995
                                                            --------------------------------    -----------------------------
                                                             Incease/(Decrease)                  Increase/(Decrease)
                                                                   Due to                               Due to
                                                            --------------------                ---------------------
                                                             Volume       Rate        Net        Volume        Rate      Net
                                                            --------   ----------   -------     --------     --------   -----
                                                                                       (In Thousands)

Interest-earning assets:
  Net loans and mortgage-backed
      securities........................................     $  91     $(135)        $(44)        (13)        (54)       (67)
  Investment securities.................................       121        87          208        (100)         45        (55)
  Interest-earning deposits.............................        19        50           69         100          (1)        99
                                                             -----      -----        ----       ------      ------     ------
      Total interest-earning assets.....................     $ 231      $  2         $233       $ (13)      $ (10)     $ (23)
                                                             =====      =====        ====       ======      ======     ======

Interest-bearing liabilities:
  Savings accounts......................................     $(148)     $  65        $(83)      $   6       $ 286      $ 292
  Escrow deposits.......................................        (8)        --          (8)         --          --         --
                                                              -----     -----        ----       -----       -----      -----
      Total interest-bearing liabilities................     $(156)     $  65        $(91)      $   6       $ 286      $ 292
                                                             =====      =====        ====       =====       =====      =====

Net change in net interest income.......................     $ 387      $ (63)       $324       $ (19)      $(286)     $(315)
                                                             =====      =====        ====       =====       =====      =====

__________________________________
(1) All interest-earning assets are disclosed net of loans in process, unamortized yield adjustments, and valuation allowances.
(2) FHLB stock and interest-earning deposits in other financial institutions are included in investment securities.
(3) Escrow accounts are noninterest-bearing and are included in noninterest-bearing liabilities.


ASSET/LIABILITY MANAGEMENT AND INTEREST RATE SENSITIVITY ANALYSIS

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to positively affect net interest income. Similarly, during a period of falling interest rates, a negative gap would tend to positively affect net interest income while a positive gap would tend to adversely affect net interest income.

     At June 30, 1996, and based on certain assumptions as to loan repayments and deposit decay rates, the Association's total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $14.4 million, representing a cumulative one-year gap ratio of a negative 32.7%. The Association's gap measures indicate that net interest income is moderately exposed to increases in interest rates. In a rising interest rate environment, the Association's net interest income could be adversely affected as liabilities would reprice to higher market rates more quickly than assets. This effect would be compounded, because the prepayment speeds of the Association's long-term fixed-rate assets would decrease in a rising interest rate environment.

     The table below sets forth the approximate amounts of interest-earning assets and interest-bearing liabilities to be repriced, or expected to reprice based on certain assumptions, as of June 30, 1996 for the Association. The amounts of assets or liabilities which mature or reprice during a particular period were determined in accordance with certain assumptions as to repayments of loans and deposit decay rates adjusted for scheduled loan amortization, which assumptions were based on national industry data. The interest rate sensitivity of the Association's assets and liabilities could vary substantially if different assumptions were used.

                                                                         At June 30, 1996
                                               ---------------------------------------------------------------------
                                                                              More than Three    More than
                                               Three Months     Months to       One Year to      More than
                                                  or Less     Twelve Months      Five Years     Five Years    Total
                                               -------------  --------------  ----------------  -----------  -------
                                                                      (Dollars in Thousands)

Interest-earning assets:
  Mortgage loans (1).........................       $ 1,119        $  3,330           $13,647      $15,447   $33,543
  Other loans................................           282              --                --           --       282
  Deposit and investment securities..........         4,223           1,218             1,669           --     7,110
                                                    -------        --------           -------      -------   -------
        Total rate-sensitive assets..........       $ 5,624        $  4,548           $15,316      $15,447   $40,935
                                                    =======        ========           =======      =======   =======

Interest-bearing liabilities:
  Passbook savings accounts..................       $   221        $    545           $ 1,243      $   314   $ 2,323
  Money market savings accounts..............         1,396           1,976               841            1     4,214
  Certificate savings accounts...............         7,787          12,694             4,255           --    24,736
                                                    -------        --------           -------      -------   -------
      Total rate-sensitive liabilities.......       $ 9,404        $ 15,215           $ 6,339      $   315   $31,273
                                                    =======        ========           =======      =======   =======

Interest sensitivity gap for period..........       $(3,780)       $(10,667)          $ 8,977      $15,132   $ 9,662
                                                    =======        ========           =======      =======   =======
Cumulative interest sensitivity gap..........       $(3,780)       $(14,447)          $(5,470)     $ 9,662   $ 9,662
                                                    =======        ========           =======      =======   =======
Cumulative interest sensitivity gap as a
  percentage of total assets.................         (8.6)%         (32.7)%           (12.4)%        21.9%
                                                    =======        ========           =======      =======
Cumulative net interest-earning assets as a
  percentage of cumulative interest-bearing
  liabilities................................          59.8%           41.3%             82.3%       131.9%
                                                    =======        ========           =======      =======

____________________________________
(1)  Excludes nonaccruing loans.


RESULTS OF OPERATIONS

     The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of mortgage loans, investment securities, and interest-bearing deposits at other institutions, and the interest paid on interest-bearing liabilities, which consist primarily of savings deposits. Net income totalled $927,000 and $488,000 for fiscal 1995 and 1996, respectively.

     Interest Income. Total interest income was $3.4 million for the fiscal year ended June 30, 1996, a decrease of $23,000, or 0.7%, compared to the fiscal year ended June 30, 1995. The decrease in interest income resulted primarily from a slight decrease in the average yield on interest-earning assets. The decrease in average yield on interest-earning assets was caused primarily by a decline in the average yield on loans and mortgage-backed securities. The average balance of interest-earning assets also decreased slightly.

     Interest Expense. Total interest expense increased by $292,000, or 21.6%, from $1.3 million for the fiscal year ended June 30, 1995, to $1.6 million for the fiscal year ended June 30, 1996, primarily as a result of an increase in the cost of deposits. Because the Association's liabilities are significantly more sensitive than its assets to changes in interest rates, the general increase in interest rates during 1996 increases interest expense even though changes in interest income remained slight.

     Net Interest Income. Net interest income decreased by $315,000, or 15.2%, from $2,078,000 for the year ended June 30, 1995, to $1,763,000 for the year ended June 30, 1996.

     Provision for Loan Losses. The allowance for loss on loans is based upon management's evaluation of risks in the loan portfolio, the past loan loss experience, and current and expected future economic conditions. The Association did not add to its allowance for loan losses during the fiscal years ended June 30, 1995 and 1996, respectively.

     Management uses a systematic approach in determining the adequacy of its loan loss allowance and the necessary provision for loan losses, through a classification of assets program, whereby the loan portfolio is reviewed generally and delinquent loan accounts are analyzed individually, on a quarterly basis. Consideration is given to the account status, payment history, ability to repay and probability of repayment, and loan-to-value percentages. As a result of this review and analysis, loans are classified in the appropriate categories applicable to their circumstances. After reviewing current economic conditions, changes in delinquency status, and actual loan losses incurred, management establishes an appropriate reserve percentage applicable to each category of assets, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Historically, the Association's ratio of nonperforming loans to total loans has been higher in comparison to its peers, while the ratio of its allowance for loan losses to nonperforming loans has been lower in comparison to its peers.

     As a result of its analysis, no provision for loan losses was made during fiscal 1995 and 1996.

     Noninterest Income. Noninterest income decreased by $75,000 from $110,000 for the year ended June 30, 1995, to $35,000 for the year ended June 30, 1996. The decrease in noninterest income resulted primarily from a reversion of accumulated over-funding subsequent to the termination of the Association's defined benefit retirement plan in fiscal 1995.

     Noninterest Expenses. Noninterest expense increased by $286,000 from the year ended June 30, 1995 to the year ended June 30, 1996, respectively, as increases in compensation and related costs and SAIF insurance premiums were partially offset by a decrease in other noninterest expense.

     LIQUIDITY AND CAPITAL RESOURCES

     The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. The Association maintains liquidity levels significantly in excess of regulatory requirements. The Association adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, repayment of borrowings and loan commitments. The Association also adjusts liquidity as appropriate to meet its asset and liability management objectives.

     The Company's sources of funds are the net proceeds retained by it in connection with the Conversion, and dividends from the Association. To date, there has been no need for dividends from the Association. The Association's primary sources of funds are deposits, amortization and prepayment of loans, maturities of investment securities, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Association manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Association invests in short-term interest-earning assets, which provide liquidity to meet lending requirements. At June 30, 1996, $1.0 million, or 29.8%, of the Association's investment portfolio was scheduled to mature in one year or less, $2.1 million, or 62.4%, was scheduled to mature in one to five years. For additional information about cash flows from the Company's operating, financing, and investing activities, see Statements of Cash Flows included in the Financial Statements.

     A major portion of the Association's liquidity consists of cash and cash equivalents, which are a product of its operating, investing, and financing activities. The primary sources of cash are net income, principal repayments on loans, and increases in deposit accounts. Liquidity management is both a daily and long-term function of business management. If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds.

     At June 30, 1996, the Association had outstanding loan commitments of $609,000. This amount does not include the unfunded portion of loans in process. Savings certificates scheduled to mature in less than one year at June 30, 1996, totalled $20.5 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Association.

IMPACT OF INFLATION AND CHANGING PRICES

     The financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation.

The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Because Community Federal originates only fixed-rate loans, its net interest income is influenced significantly by the movement of interest rates in general. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

     Accounting for Stock-Based Compensation. In October 1995, the Financial
     ----------------------------------------
Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share, as if this statement had been adopted. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management of the Savings Bank has not completed an analysis of the potential effects of SFAS No. 123 on its financial condition or results of operations.

     Accounting for the Impairment of Long-Lived Assets and for Long-Lived
     ---------------------------------------------------------------------
Assets to be Disposed Of. In March 1995, the FASB has issued SFAS No. 121,
- -------------------------
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain indentifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized. SFAS No. 121 also requires that certain long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 applies prospectively for fiscal years beginning after December 15, 1995. Management does not expect that adoption of SFAS No. 121 will have a material impact on the Savings Bank's financial statements.

     Accounting for Transfers and Servicing of Financial Assets and
     --------------------------------------------------------------
Extinguishment of Liabilities. In June 1995, the FASB issued SFAS 125,
- ------------------------------
"Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS 125 supersedes SFAS 122. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and the extinguishment of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial components approach, after a transfer of financial assets, and entity recognizes all financial and sevicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilites that have been extinguished. The financial components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

     SFAS 125 extends to the "available for sale" or "trading" approach in SFAS 115 to nonsecurity financial assets that can contractually be repaid or otherwise settled in such a way that the holder of the assets would not recover substantially all of its recorded investment. SFAS 125 also amends SFAS 115 to prevent a security from being classified as held to maturity if the security can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment.

     SFAS 125 provides implementation guidance for accounting for (i) securitizations, (ii) transfers of partial interests, (iii) servicing of financial assets, (iv) securities lending transactions, (v) repurchase agreements including "dollar rolls," (vi) loan syndications and participations,
(vii) risk participations in banker's acceptances, (viii) factoring arrangements, (ix) transfers of receivables with recourse, (x) transfers of sales type and direct financing lease receivables, and (xi) extinguishments of liabilities.

     SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1995, and is to be applied prospectively. Earlier or retroactive application is not permitted. In addition, the extension of the SFAS 125 approach to certain nonsecurity financial assets and the amendment of SFAS 115 is effective for financial assets held on or acquired after January 1, 1997. Reclassifications that are necessary because of the amendment do not call into question an entity's ability to hold other debt securities to maturity in the future. Management of the Company does not expect the adoption of SFAS 125 will have a material effect on the Company's financial position or results of operations.

     Post-Retirement and Post-Employment Benefits. In December 1990, the FASB
     --------------------------------------------
issued Statement of Financial Accounting Standards No. 106 ("Statement 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions" which first applies to South Carolina Community Bancshares, Inc. with respect to fiscal 1995. In November 1992, the FASB issued Statement of Financial Accounting Standards No. 112 ("Statement 112") "Employers' Accounting for Post-Employment Benefits," which first applied to the Company with respect to fiscal 1995.

     These pronouncements basically require that the expected future cost of providing any post-employment and post-retirement benefits be recognized as expense over an employee's period of active service, as opposed to the previously prevalent practice of accounting for such benefits on an as-paid basis. The Company does not presently offer any such post-retirement or post-employment benefits and Management does not expect Statements Nos. 112 and 106 to have a material effect on the Company's financial position or results of operations.


ITEM 7.    FINANCIAL STATEMENTS
- -------------------------------

     The following audited financial statements and related documents are presented herein on the following pages:

     Report of Independent Auditors....................................  36
     South Carolina Community Bancshares, Inc. and Subsidiary:
         Consolidated Balance Sheets...................................  37
         Consolidated Statements of Income.............................  38
         Consolidated Statements of Stockholders' Equity...............  39
         Consolidated Statements of Cash Flows.........................  40
         Notes to Consolidated Financial Statements....................  42

              [LETTER HEAD OF CRISP HUGHES & CO., APPEARS HERE]


                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


To the Board of Directors
South Carolina Community Bancshares, Inc.


We have audited the accompanying consolidated balance sheets of South Carolina Community Bancshares, Inc. and Subsidiary (the "Company") as of June 30, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1995 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                    /s/ Crisp Hughes & Co L.L.P.

Asheville, North Carolina
August 9, 1996

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                          Consolidated Balance Sheets
                                 (in thousands)

                                                JUNE 30,
                                        ---------------------
     ASSETS                                  1995         1996
     ------                                  ----         ----

Cash and due from banks                    $   313    $   416
Interest earning deposits                    2,836      4,171
Investment securities:
Held to maturity (market value of
 $6,225 in 1995 and $4,774 in 1996)          6,183      4,749
Loans receivable, net                       33,047     33,338
Mortgage-backed securities:
Held to maturity (market value of $79
 in 1995 and $62 in 1996)                       78         62
Premises and equipment, net                    440        415
Federal Home Loan Bank stock                   429        429
Interest receivable                            364        347
Real estate                                    171        156
Prepaid expenses and other assets               86         89
                                           -------    -------

     Total assets                          $43,947    $44,172
                                           =======    =======

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

Deposits                                   $30,106    $31,273
Advance payments for taxes and insurance         -         23
Accrued expenses and other liabilities         355        385
Income taxes:
Current                                         12         68
Deferred                                       124        114
                                           -------    -------
      Total liabilities                     30,597     31,863
                                           -------    -------

Stockholders' equity:
Preferred stock ($.01 par value, 200,000
   shares authorized; none outstanding)          -          -
Common stock ($.01 par value, 1,400,000
 shares authorized;
      780,275 shares issued; 780,275
       outstanding at June 30, 1995
      and 735,410 at June 30, 1996)              8          8
Paid in capital                              7,227      7,279
Retained earnings, substantially             6,704      6,769
 restricted
Treasury stock at cost (44,865 shares            -       (790)
 at June 30, 1996)
Unearned compensation:
      Employee Stock Ownership Plan           (589)      (514)
      Management Recognition Plan                -       (443)
                                           -------    -------
      Total stockholders' equity            13,350     12,309
                                           -------    -------

      Total liabilities and                $43,947    $44,172
       stockholders' equity                =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                       Consolidated Statements of Income
                  (in thousands, except net income per share)

                                                YEARS ENDED
                                                  JUNE 30,
                                           ---------------------

                                             1995         1996
                                             ----         ----
Interest income:
Loans                                    $  2,877    $   2,810
Mortgage-backed securities                      7            7
Investments                                   388          333
Interest earning deposits                     157          256
                                           ------       ------
       Total interest income                3,429        3,406

Interest expense:
Deposits                                    1,351        1,643
                                           ------       ------
less Net interest income                    2,078        1,763

Provision for loan losses                       -            -
                                           ------       ------
       Net interest income after            2,078        1,763
       provision for loan losses           ------       ------

Noninterest income:
   Gain on pension plan termination            69            -
   Other                                       41           35
                                           ------       ------
       Total noninterest income               110           35
                                           ------       ------

Noninterest expenses:
   Compensation and employee benefits         331          585
   Net occupancy expense                       50           52
   Deposit insurance premiums                  78           69
   Data processing                             42           42
   Other                                      204          243
                                           ------       ------
       Total noninterest expenses             705          991
                                           ------       ------

       Income before income taxes           1,483          807

Income tax expense                            556          319
                                           ------       ------

       Net income                        $    927    $     488
                                           ======       ======

Weighted average common equivalent            724          729
 shares outstanding

Net income per share                        $1.28         $.67

The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                          COMMON  PAID-IN  RETAINED   TREASURY    UNEARNED COMPENSATION
                                                                               --------------------------
                                          STOCK   CAPITAL  EARNINGS     STOCK    FOR ESOP   FOR MRP     TOTAL
                                          ------  -------  ---------  ---------  ---------  --------  ---------

Balance at June 30, 1994                  $    -    $   -    $6,152   $      -    $     -   $     -   $  6,152

Net income                                     -        -       927          -          -         -        927

Cash dividends ($.50 per share)                -        -      (375)         -          -         -       (375)

Net proceeds on common stock issued
   in stock conversion (780,275 shares)        8    7,213         -          -       (624)        -      6,597

ESOP compensation earned                       -       14         -          -         35         -         49
                                          ------  -------    ------   --------   --------   -------    -------

Balance at June 30, 1995                       8    7,227     6,704          -       (589)        -     13,350

Net income                                     -        -       488          -          -         -        488

Cash dividends ($.60 per share)                -        -      (423)         -          -         -       (423)

Purchase of MRP shares                         -        -         -          -          -      (568)      (568)

ESOP and MRP compensation earned               -       52         -          -         75       125        252

Treasury stock purchased (44,865 shares)       -        -         -       (790)         -         -       (790)
                                          ------  -------    ------   --------   --------   -------    -------

Balance at June 30, 1996                  $    8   $7,279    $6,769      $(790)     $(514)    $(443)   $12,309
                                          ======  =======    ======   ========   ========   =======    =======


The accompanying notes are an integral part of these consolidated financial statements

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                           YEARS ENDED
                                              JUNE 30,
                                        ------------------
                                            1995     1996
                                            ----     ----
Operating activities:
   Net income                             $   927   $  488
   Adjustments to reconcile net income
    to net cash
       provided (used) by operating
        activities:
       Depreciation                            27       26
       Loss on sale of real estate owned        4        5
       Deferred income taxes (benefit)         43      (10)
       Amortization of premium (accretion
       of discounts) on investment            (36)      (7)
        securities
       Purchase of MRP shares                   -     (568)
       Amortization of unearned                49      252
        compensation
       Net increase (decrease) in             (26)     (22)
        deferred loan fees
       (Increase) decrease in accrued         (26)      17
        interest receivable
       (Increase) decrease in prepaid         (34)      (3)
        expenses and other assets
       Increase (decrease) in income            -       56
        taxes payable
       Increase in accrued expenses and        34        4
        other liabilities                 -------   ------
       Net cash provided by operating
       activities                             962      238
                                          -------   ------

Investing activities:
   Net increase in loans                     (707)    (317)
   Capitalized costs on real estate             -       (2)
    owned
   Proceeds from sale of real estate          102       60
    owned
   Proceeds from maturities of
       investment securities                2,450    2,398
   Purchases of investment securities      (4,017)    (957)
   Net decrease in insured certificates       100        -
    of deposit
   Principal payments on                       22       16
    mortgage-backed securities
   Purchases of premises and equipment         (6)      (1)
                                          -------   ------
       Net cash provided (used) by         (2,056)   1,197
        investing activities              -------   ------



                                                                     (continued)

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                              YEARS ENDED
                                                JUNE 30,
                                        ---------------------
                                             1995       1996
                                             ----       ----
Financing activities:
  Net increase (decrease) in deposits      $(10,864)   $1,167
   Acquisition of treasury stock                  -      (790)
   Increase in advance payments for               -        23
    taxes and insurance
   Proceeds from issuance of common           6,834         -
    stock
   Dividends paid                              (180)     (397)
                                           --------    ------
       Net cash provided (used) by           (4,210)        3
        financing activities               --------    ------

Net increase (decrease) in cash and          (5,304)    1,438
 cash equivalents

Cash and cash equivalents at beginning        8,453     3,149
 of year                                   --------    ------

Cash and cash equivalents at end of year   $  3,149    $4,587
                                           ========    ======

Supplemental disclosures of cash flow
- -------------------------------------
 information
 -----------
   Cash paid during the period for:
       Interest                            $  1,305    $1,657
       Income taxes net of refunds              508       254
                                           ========    ======

   Noncash investing and financing
    activities:
       Real estate acquired in
        satisfaction of
       mortgage loans                      $    132    $   48
                                           ========    ======



The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             June 30, 1995 and 1996
                         (Tabular amounts in thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

   South Carolina Community Bancshares, Inc. (the "Holding Company") was formed in March 1994, as the holding company for Community Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association ("Conversion"). On July 7, 1994, the Holding Company completed its initial public offering ("Offering") and with a portion of the net proceeds acquired all the issued and outstanding stock of the Association.

   The accounting and reporting policies of the Holding Company and the Association (the "Company") conform, in all material respects, to generally accepted accounting principles and to general practices with the savings and loan industry. The following summarize the more significant of these policies and practices.

   PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include
   ---------------------------
   the accounts of the Holding Company and its subsidiary, the Association. Intercompany balances and transactions have been eliminated.

   LOANS RECEIVABLE - Loans receivable are carried at their unpaid principal
   ----------------
   balance less, where applicable, deferred loan origination fees and allowances for losses. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Interest accrual is discontinued when a loan becomes 90 days delinquent unless, in management's opinion, the loan is well secured and in process of collection. Interest income is subsequently recognized only to the extent cash payments are received until such time that, in management's opinion, the borrower will be able to meet payments as they become due.

   The Company's policy on first mortgage loans is to lend within its primary market area which is defined as Fairfield County and the surrounding counties in South Carolina. It is the Company's normal policy to limit an individual single-family mortgage loan to 80% of the appraised value of the property securing the loan.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
________________________________________________________________________________

   The Company's multi-family and nonresidential real estate loans consist of properties located in its primary market. The Company's policy is to limit loans on multi-family residential complexes and nonresidential loans to 75% of the appraised value of the property securing the loan, and land loans to 70% of the appraised value.

   Management of the Company believes the allowance for loan losses is adequate. However, the estimates used by management in determining the adequacy of such allowance are susceptible to significant changes due primarily to unforeseen changes in economic and market conditions. In addition, various regulatory agencies periodically review the Company's allowance for loan losses as an integral part of their examination. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

   The Association adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", an amendment of SFAS No. 114," effective July 1, 1995. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or at lower of cost or fair value, leases, and debt securities. The Association considers all one-to-four family residential mortgage loans and all consumer and other loans to be smaller homogeneous loans. These statements apply to all loans that are restructured involving a modification of terms. Loans within the scope of these statements are considered impaired when, based on current information and events, it is probable that all principal and interest will not be collected in accordance with the contractual terms of the loans. Management determines the impairment of loans based on knowledge of the borrower's ability to repay the loan according to the contractual agreement and the borrower's repayment history. Pursuant to SFAS No. 114, Paragraph 8, management does not consider an insignificant delay or insignificant shortfall to impair a loan. Management has determined that a delay less than 90 days will be considered an insignificant delay and that an amount less than $25,000 will be considered an insignificant shortfall. The Association does not apply SFAS No. 114 using major risk classifications, but applies SFAS No. 114 on a loan by loan basis. All nonaccrual loans are considered to be impaired. Impaired loans are considered to be nonaccrual loans only if they are 90 days or more past due. All loans are charged off when management determines that principal and interest are not collectible. At June 30, 1996, the Association had approximately $600,000 of nonaccrual loans which would be considered impaired. The total allowance for credit loss on those impaired loans was approximately $293,000 at June 30, 1996. The average recorded investment in impaired loans during the year ending June 30, 1996 was approximately $482,000.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
______________________________________________________________________________

   LOAN FEES - Loan fees result from the Company originating mortgage loans.
   ---------
   Such fees and certain direct incremental costs related to origination of such loans are deferred ("net deferred loan fees") and reflected as a reduction of the carrying value of mortgage loans. The net deferred fees (or costs) are amortized using the interest method over the contractual lives of the loans as adjusted for prepayments.

   INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES - In 1995, the Company
   ----------------------------------------------------
   adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS No. 115 requires that all investments in debt securities and all investments in equity securities that have readily determinable fair values be classified into three categories. Securities that management has positive intent and ability to hold until maturity will be classified as held to maturity. Securities that are bought and held specifically for the purposes of selling them in the near term will be classified as trading securities. All other securities will be classified as available for sale. Securities classified as trading and available for sale will be carried at market value.

   The Company has identified its entire portfolio of investment securities and mortgage-backed securities as held to maturity. They are stated at amortized cost since the Company has both the ability and intent to hold such securities to maturity. Premiums and discounts on the investment and mortgage-backed securities are amortized or accreted into income over the contractual terms of the securities using a level yield interest method. Gains and losses on the sale of these securities are calculated based on the specific identification method.

   PREMISES AND EQUIPMENT - Premises and equipment are carried at cost, net of
   ----------------------
   accumulated depreciation. Depreciation expense is calculated on a straight-line basis over the estimated useful lives of the respective assets:



       Buildings and improvements             30 years
       Office furniture and equipment    5 to 10 years


   The cost of maintenance and repairs is charged to expense as incurred while expenditures which materially increase property lives are capitalized.

   REAL ESTATE - Real estate acquired through, or in lieu of, loan foreclosure
   -----------
   are initially recorded at fair value at the date of foreclosure or in-substance foreclosure. Subsequent to foreclosure, real estate is recorded at the lower of initial fair value or existing fair value less estimated cost to sell (net realizable value). Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY            NOTES TO CONSOLIDATEED FINANCIAL STATEMENTS, CONTINUED
- --------------------------------------------------------------------------------

     Valuations are periodically performed by management, and an allowance for losses is established by a charge to income if the carrying value of a property exceeds its estimated net realizable value.

     FEDERAL HOME LOAN BANK STOCK - Investment in stock of the Federal Home Loan
     ----------------------------
     Bank is required by law of every federally insured savings and loan or savings bank. The investment is carried at cost. No ready market exists for the stock and it has no quoted market value.

     INCOME TAXES - The Holding Company and its wholly owned subsidiary follow
     ------------
     the practice of filing con solidated federal income tax returns. Income taxes are allocated to the Association as though separate returns are being filed. Individual state income tax returns are filed for each company.

     The Company utilizes the liability method of computing income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred tax liabilities and assets are established for future tax return effects of temporary differences between the stated value of assets and liabilities for financial reporting purposes and their tax basis adjusted for tax rate changes. The focus is on accruing the appropriate balance sheet deferred tax amount, with the statement of income effect being the result of changes in balance sheet amounts from period to period. Current income tax expense is provided based upon the actual tax liability incurred for tax return purposes.

     IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - The FASB has issued SFAS No. 106,
     ---------------------------------------
     "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires, during an employee's active years of service, accrual of the expected costs of providing postretirement benefits, principally health care and life insurance, to employees and their beneficiaries and dependents. SFAS No. 106 is effective for fiscal years beginning after December 15, 1994. At the present time, the statement has no material effect on the consolidated financial statements.

     In November 1992, FASB issued SFAS No. 112 "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires recognition of the obligations to provide postemployment benefits to former or inactive employees after employment, but before retirement. The effective date for this statement is for fiscal years beginning after December 15, 1993. At the present time, the statement has no material effect on the consolidated financial statements.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY            NOTES TO CONSOLIDATEED FINANCIAL STATEMENTS, CONTINUED
- --------------------------------------------------------------------------------

     The FASB has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized. SFAS 121 also required that certain long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS 121 applies prospectively for fiscal years beginning after December 15, 1995. Management does not expect that adoption of SFAS 121 will have a material impact on the Company's financial statements.

     In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", which will become effective for years beginning after December 15, 1995. This standard allows the capitalization as an asset the rights to service mortgage loans for others when those rights were acquired either through loan purchases or loan origination activities. This accounting statement will significantly change the current accounting under SFAS No. 65. The capitalized mortgage servicing rights will be amortized in proportion to and over the period of estimated net service income and should be evaluated for impairment based upon fair value. Management believes that based on current operations, the adoption of this statement will not have a material effect on the Company's financial position or results of operations.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which applies to all transactions in which an entity acquires goods or services issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans (ESOP's). The SFAS covers transactions with employees and non-employees and is applicable to both public and non-public entities.

     SFAS No. 123 requires that, except for transactions with employees that are within the scope of APB Opinion No. 25, all transactions in which goods or services are the consideration received for the issuance of equity instruments are to be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to follow the accounting methods in Opinion No. 25 must make proforma disclosures of net income and, if presented, earnings per share, as if the fair value method of accounting defined in the statement had been applied.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY            NOTES TO CONSOLIDATEED FINANCIAL STATEMENTS, CONTINUED
- --------------------------------------------------------------------------------

     SFAS No. 123 is effective for years beginning after December 15, 1995, or for an earlier fiscal year for which this statement is initially adopted for recognizing compensation costs. Proforma disclosures required for entities that elect to continue to measure compensation cost using Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994.

     CASH FLOW INFORMATION - As presented in the consolidated statements of cash
     ---------------------
     flows, cash and cash equivalents include cash on hand and interest-earning deposits in other banks. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

     ESTIMATES - The preparation of financial statements in conformity with
     ---------
     generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS - Certain amounts in prior year have been reclassified to
     -----------------
     be presented on a comparable basis with June 30, 1996, amounts.

2.   INVESTMENT SECURITIES
     ---------------------

     The amortized cost and estimated market values of investments are summarized as follows:

                                                      GROSS        GROSS    ESTIMATED
                                         AMORTIZED  UNREALIZED  UNREALIZED    MARKET
                                           COST       GAINS       LOSSES       VALUE
                                           ----       -----       ------       -----
     Held to maturity:
       June 30, 1995:
         U.S. government and
            agency obligations           $   6,183  $       60  $      (18)  $   6,225
                                          ========   =========   =========    ========

       June 30, 1996:
         U.S. government and
            agency obligations           $   4,749  $       34  $       (9)  $   4,774
                                          ========   =========   =========    ========

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY            NOTES TO CONSOLIDATEED FINANCIAL STATEMENTS, CONTINUED
- --------------------------------------------------------------------------------

     The amortized cost and estimated market values of securities by contractual maturity are as follows:

                                                                   ESTIMATED
                                         AMORTIZED COST           MARKET VALUE
                                      --------------------  ------------------------
                                       1995         1996         1995          1996
                                       ----         ----         ----          ----
     Due in one year or                $ 2,396     $ 1,600      $ 2,388      $ 1,602
     Due in one year through
      five years                         3,787       2,890        3,837        2,911
     Due after 5 years                       -         259            -          261
                                        ------      ------       ------       ------

                                       $ 6,183     $ 4,749      $ 6,225      $ 4,774
                                        ======      ======       ======       ======

     The Company had no investment securities pledged at June 30, 1995 and 1996. There were no investment securities sold during the fiscal years 1995 and 1996.

3.   MORTGAGE-BACKED SECURITIES
     --------------------------

     The summary of mortgage-backed securities is as follows:

                                                  GROSS        GROSS       ESTIMATED
                                     AMORTIZED  UNREALIZED   UNREALIZED      MARKET
                                       COST       GAINS        LOSSES        VALUE
                                       ----       -----        ------        -----
     Held to maturity:
       June 30, 1995:
         FHLMC Certificates          $      50   $       1    $   -        $      51
         GNMA Certificates                  28       -            -               28
                                      --------    --------     --------     --------

                                     $      78   $       1    $   -        $      79
                                      --------    --------     --------     --------

       June 30, 1996:
         FHLMC Certificates          $      41   $   -        $   -        $      41
         GNMA Certificates                  21       -            -               21
                                      --------    --------     --------     --------

                                     $      62   $   -        $   -        $      62
                                      --------    --------     --------     --------

   Although mortgage-backed securities are initially issued with a stated maturity date, the underlying mortgage collateral may be prepaid by the mortgagee and, therefore, such securities may not reach their maturity date.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY            NOTES TO CONSOLIDATEED FINANCIAL STATEMENTS, CONTINUED
- --------------------------------------------------------------------------------

     The Company had no sales of mortgage-backed securities during the fiscal years 1995 and 1996. Mortgage-backed securities were not pledged at June 30, 1995 and 1996.

4.   LOANS RECEIVABLE
     ----------------

     Loans receivable are summarized as follows:

                                                            JUNE 30,
                                                      -------------------
                                                         1995      1996
                                                         ----      ----
     Real estate mortgage loans:
       One to four family                              $ 30,877  $ 31,067
       Construction                                         679       350
       Commercial real estate                             1,225     1,485
       Other real estate                                  1,155     1,121
                                                        -------   -------
              Total real estate loans                    33,936    34,023

     Consumer loans:
       Savings account loans                                204       282
                                                        -------   -------

              Total loans                                34,140    34,305
                                                        -------   -------

     Less:
       Undisbursed portion of loans in process              480       377
       Net deferred loan fees                               319       297
       Allowance for loan losses                            294       293
                                                        -------   -------
                                                          1,093       967
                                                        -------   -------

                                                       $ 33,047  $ 33,338
                                                        =======   =======

     The change in the allowance for loan losses is summarized as follows:

                                                      YEARS ENDING JUNE 30,
                                                    ------------------------
                                                         1995      1996
                                                         ----      ----
     Beginning balance                                 $    294  $    294
     Provision charged to income                           -         -
     Charge-offs                                           -           (1)
                                                        -------   -------

     Ending balance                                    $    294  $    293
                                                        =======   =======

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY            NOTES TO CONSOLIDATEED FINANCIAL STATEMENTS, CONTINUED
- --------------------------------------------------------------------------------

5.   REAL ESTATE
     -----------

     Real estate is summarized as follows:

                                                                         JUNE 30,
                                                                   --------------------
                                                                     1995         1996
                                                                     ----         ----
     Real estate acquired in settlement of loans                    $   80       $   37

     In substance foreclosed real estate                                91          119
                                                                     -----        -----

                                                                    $  171       $  156
                                                                     =====        =====

6.   INTEREST RECEIVABLE
     -------------------

                                                                        JUNE 30,
                                                                  ---------------------
                                                                    1995         1996
                                                                    ----         ----
     Loans receivable                                               $  294       $  315
     Investment securities                                              95           84
     Interest earning deposits                                           1            1
     Allowance for uncollected interest                                (26)         (53)
                                                                     -----        -----

                                                                    $  364       $  347
                                                                     =====        =====

7.   PREMISES AND EQUIPMENT
     ----------------------

     Premises and equipment are summarized as follows:

                                                                         JUNE 30,
                                                                   --------------------
                                                                    1995         1996
                                                                    ----         ----
     Land                                                           $   48       $   48
     Building and improvements                                         384          384
     Furniture, fixtures and equipment                                 157          158
                                                                     -----        -----
                                                                       589          590
     Less accumulated depreciation                                     149          175
                                                                     -----        -----

                                                                    $  440       $  415
                                                                     =====        =====

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY            NOTES TO CONSOLIDATEED FINANCIAL STATEMENTS, CONTINUED
- --------------------------------------------------------------------------------

8.   DEPOSITS
     --------
     Deposit account balances are summarized as follows:

                                                                  WEIGHTED AVERAGE
                                                   JUNE 30,        INTEREST RATES
                                             -----------------  --------------------
                                               1995      1996      1995      1996
                                               ----      ----      ----      ----

     Money market accounts                    $  4,223  $  4,214     4.19%     3.36%
     Passbook accounts                           2,293     2,323     3.30%     3.30%
     Certificates of deposit                    23,590    24,736     5.70%     5.66%
                                               -------   -------     ----      ----

                                              $ 30,106  $ 31,273     5.31%     5.17%
                                               =======   =======     ====      ====

     The aggregate amount of deposits with a minimum denomination of $100,000 is approximately $6,565,000 and $6,762,000 at June 30, 1996 and 1995,
     respectively.

     Contractual maturities of certificate accounts are summarized as follows:

                                                                      JUNE 30,
                                                               --------------------
                                                                   1995      1996
                                                                   ----      ----

     12 months or less                                           $ 19,803  $ 20,482
     1-2 years                                                      2,260     3,862
     2-3 years                                                      1,527       392
                                                                  -------   -------

                                                                 $ 23,590  $ 24,736
                                                                  =======   =======

     Interest expense on deposits is summarized as follows:

                                                               YEARS ENDING JUNE 30,
                                                              ----------------------
                                                                   1995      1996
                                                                  -------   -------
     Passbook savings                                            $     70  $     71
     NOW and money market                                             176       159
     Certificates of deposit                                        1,105     1,413
                                                                  -------   -------

                                                                 $  1,351  $  1,643
                                                                  =======   =======

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY            NOTES TO CONSOLIDATEED FINANCIAL STATEMENTS, CONTINUED
- --------------------------------------------------------------------------------

9.   INCOME TAXES
     ------------

                                                        FEDERAL      STATE      TOTAL
                                                        -------      -----      -----
     1995
     ----------
       Current                                             $ 456      $ 57      $ 513
       Deferred                                               38         5         43
                                                            ----       ---       ----

                                                           $ 494      $ 62      $ 556
                                                            ====       ===       ====
     1996
     ----------
       current                                             $ 302      $ 27      $ 329
       Deferred                                               (9)       (1)       (10)
                                                            ----       ---       ----

                                                           $ 293      $ 26      $ 319
                                                            ====       ===       ====

     The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes are reconciled as follows:

                                                              YEARS ENDING JUNE 30,
                                                             -----------------------
                                                                1995           1996
                                                                ----           ----

     Computed income tax expense                                $  504         $  274
     Increase (decrease) resulting from:
       State income tax, net of
         federal benefit                                            40             17
     Nondeductible expenses                                          7             22
     Other                                                           5              6
                                                                 -----          -----

              Actual income tax expense                         $  556         $  319
                                                                 =====          =====

     The components of the net deferred tax liability are as follows:

                                                                     JUNE 30,
                                                              -----------------------
                                                                1995           1996
                                                                ----           ----
     Deferred tax liabilities:
     Accrued income                                             $  170         $  155
     FHLB stock dividends                                           67             67
     Other                                                          30             16
                                                                 -----          -----
                                                                   267            238
                                                                 -----          -----
     Deferred tax assets:
     Bad debt reserves                                              54             54
     Loan origination fees                                          67             68
     Other                                                          10              2
                                                                 -----          -----
                                                                   131            124
                                                                 -----          -----

              Net deferred tax liability                        $  136         $  114
                                                                 =====          =====

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
- --------------------------------------------------------------------------------

     The Association's annual addition to its reserves for bad debts allowed under the Internal Revenue Code may differ significantly from the bad debt experience used for financial statement purposes. Such bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserves are used for purposes other than to absorb bad debt losses. Since the Association does not intend to use the reserves for purposes other than to absorb losses, no deferred income taxes have been provided on the amount of bad debt reserves for tax purposes that arose in tax years beginning before December 31, 1987, in accordance with SFAS No.
     109. Therefore, retained earnings at June 30, 1995 and 1996, includes approximately $855,000, representing such bad debt deductions for which no deferred income taxes have been provided.

10.  PROFIT SHARING AND EMPLOYEE SAVINGS PLAN
     ----------------------------------------

     The Company has established a qualifying noncontributory profit sharing plan covering substantially all employees who have completed six months of service and have attained the age of twenty-one. All employer contributions, as determined by the Board of Directors, are irrevocable and the Company has reserved the right of amendment and termination of the Plan. A contribution to the Plan of $4,000 was made for the year ended June 30, 1995. No contribution was made for 1996.

     The Company also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees who have completed six months of service and have attained the age of twenty-one. Employees may contribute a percentage of their annual gross salary as limited by the federal tax laws. The Company can match employee contributions based on the plan guidelines. No salary deferrals or matching contributions by the Company were made for the years ended June 30, 1995 and 1996.

11.  PENSION PLAN TERMINATION
     ------------------------

     In 1995, the Association completed the termination of its qualified defined benefit pension plan. Final distribution of plan assets provided that a portion be distributed to eligible participants, a portion to a qualified replacement plan, and the balance to be reverted to the employer. The amount reverted to the Association, after paying a twenty percent excise tax, was approximately $69,000. This amount is included in the consolidated financial statements for 1995 as noninterest income.

12.  COMMITMENTS
     -----------

     The Company had outstanding commitments to originate mortgage loans of approximately $233,000 and $609,000 at June 30, 1995 and 1996,
     respectively. The commitments to originate mortgage loans at June 30, 1995, were composed of fixed rate loans having interest rates ranging from 8.25% to 10.00% and terms ranging from 3 to 25 years. The commitments to originate mortgage loans at June 30, 1996, were composed of fixed rate loans having interest rates ranging from 6.50% to 9.75% and terms ranging from 3 to 20 years.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
- --------------------------------------------------------------------------------

     On May 2, 1996, the Company entered into an agreement with First Palmetto Savings Bank (Seller) to purchase certain assets and assume certain deposits and other liabilities associated with the operations of the Seller's branch office in Winnsboro, South Carolina. The assets to be purchased will consist of branch loans, cash on hand, premises and equipment, safe deposit contracts and records. It is anticipated that total assets acquired will be approximately $4 million based on preliminary information. The liabilities assumed will consist of branch deposits and assumption of assignable leases and operating contracts.

     The closing of the transaction contemplated by the agreement shall take place at an agreed upon time within thirty (30) days following the first date on which both regulatory approvals and consents have been received and all waiting periods required by law and regulation have expired. The purchase price will be established based on the assets and liabilities outlined in the agreement at or near the closing date. The anticipated closing of the transaction is second quarter of fiscal 1997.

13.  FINANCIAL INSTITUTIONS REFORM, RECOVERY AND ENFORCEMENT ACT (FIRREA) OF
     -----------------------------------------------------------------------
     1989
     ----

     FIRREA regulations for savings institutions' minimum-capital requirements went into effect on December 7, 1989. In addition to the capital requirements, FIRREA includes provisions for changes in the federal regulatory structure for institutions, including a new deposit insurance system, increased deposit insurance premiums, and restricted investment activities with respect to non-investment-grade corporate debt and certain other investments. FIRREA also increases the required ratio of housing-related assets needed to qualify as a savings institution. The regulations require institutions to have minimum regulatory tangible capital equal to
     1.5 percent of total assets, a 3 percent leverage capital ratio, and an 8 percent risk-based capital ratio.

     At June 30, 1995 and 1996, the Association met the regulatory tangible-capital, core-capital, and risk-based capital requirements, as defined by FIRREA. The Association had the following capital ratios at June 30, 1995 and 1996:

                                                         JUNE 30,
                                               -----------------------------
                                                 1995               1996
                                                 -----              -----
Tangible capital to adjusted total assets        24.5%              24.0%
Core capital to adjusted total assets            24.5%              24.0%
Risk-based capital to risk-weighted assets       54.1%              53.1%

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
- --------------------------------------------------------------------------------

   The following is a reconciliation of the Association's generally accepted accounting principles ("GAAP") capital to regulatory capital at June 30, 1996:

                                                  TANGIBLE       CORE      RISK-BASED
                                                  CAPITAL      CAPITAL      CAPITAL
                                                  --------     -------     ----------
      GAAP capital                                 $10,163     $10,163       $10,163
      Additional capital item:
       General valuation allowance                   -           -               232
                                                   -------     -------       -------

      Regulatory capital computed                   10,163      10,163        10,395
      Minimum capital requirement                      635       1,269         1,566
                                                   -------     -------       -------

      Regulatory capital excess                    $ 9,528     $ 8,894       $ 8,829
                                                   =======     =======       =======

14.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
     -------------------------------------------------

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral may include one to four family residences and nonresidential properties.

     The Company's only financial instruments with off-balance sheet risk at June 30, 1996, are outlined in Note 12.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
- --------------------------------------------------------------------------------

15.  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
     ------------------------------------

     The Association has established for eligible employees an Employee Stock Ownership Plan ("ESOP"). The ESOP borrowed approximately $624,000 from the Holding Company and purchased 62,422 common shares issued in the offering. The Association is expected to make scheduled cash contributions to the ESOP sufficient to service the amount borrowed. The $624,000 in stock issued by the Holding Company is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. In accordance with GAAP, the unpaid balance of the ESOP loan has been eliminated in consolidation and the unamortized balance of unearned compensation is shown as a reduction of stockholders' equity. For the years ending June 30, 1995 and 1996, the total contributions to the ESOP were used to fund principal and interest payments on the ESOP debt and totaled approximately $74,000 and $102,000, respectively.

     For the years ending June 30, 1995 and 1996, compensation from the ESOP of approximately $49,000 and $127,000 was expensed, respectively. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At June 30, 1996, the ESOP had 11,055 allocated shares and 51,367 unallocated shares. The fair value of the unallocated shares at June 30, 1996, was approximately $847,000.

     The ESOP plan states that dividends on unallocated shares will be used for debt service and dividends on allocated shares will be distributed to the Plan participants. For the purposes of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

16.  MANAGEMENT RECOGNITION AND RETENTION PLAN
     -----------------------------------------

     The Company has established a management recognition and retention plan ("MRP") which reserved 31,211 shares of common stock for issuance. The shares were reserved for certain employees, officers, and directors of the Company who began vesting on December 13, 1995, and will be fully vested by December 13, 1999. The number of shares granted to directors was 7,800 and to certain officers was 13,904. Compensation expense in the amount of the fair value of the common stock at the date of grant to the officer or director will be recognized during the periods the participants become vested. The unamortized balance of unearned compensation will be reflected as a reduction of stockholders' equity. During 1996, 31,211 shares of common stock were purchased to fund the MRP. For the year ended June 30, 1996, approximately $125,000 has been recognized as compensation expense.

17.  STOCK OPTION PLANS
     ------------------

     The Company has adopted a stock option plan for the benefit of directors, officers, and other key employees of the Company. The number of shares of common stock reserved for issuance under the stock option plan was equal to approximately 10% of the total number of common shares

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
- --------------------------------------------------------------------------------

     issued pursuant to the Company's offering. The plan provides for incentive options for officers and employees and non-incentive options for directors. The plan is administered by a committee of at least three directors of the Company. The option exercise price cannot be less than the fair value of the underlying common stock as the date of the option grant, and the maximum option term cannot exceed ten years. The number of shares of common stock authorized under the stock option and incentive plan is 78,028 with an exercise price of $13.50. As of June 30, 1996, 19,505 non-incentive stock options have been granted to directors and are exercisable on a cumulative basis in equal installments over a five year period. The incentive stock options awarded to officers and other key employees totaled 28,707 as of June 30, 1996, and are exercisable on a cumulative basis in equal installments over a five year period. As of June 30, 1996, 48,212 options have been granted, of which 9,642 are exercisable.

18.  STOCKHOLDERS' EQUITY
     --------------------

     On July 7, 1994, the Holding Company issued and sold 780,275 shares of common stock at $10 per share in its initial public offering, including 62,422 shares to the Association's ESOP (see Note 15). The net proceeds to the Holding Company after recognizing the approximately $584,000 of expenses and underwriting costs and approximately $624,000 of employee compensation plans were approximately $6.6 million.

     The Holding Company used $3.6 million of the net proceeds to purchase all of the capital stock of the Association and invest virtually all of the remaining proceeds in U.S. government and agency securities and overnight funds (after loaning $624,000 to the Association's ESOP).

     At the time of its conversion to a stock association, the Association established a liquidation account in an amount equal to its total retained earnings as of June 30, 1994. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Association after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders reduce their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualified balances for accounts then held.

     Subsequent to the conversion, the Association may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders' equity to be reduced below the amount required for the liquidation account, applicable regulatory capital maintenance requirements, or if such declaration and payment would otherwise violate regulatory requirements.

     Unlike the Association, the Holding Company is not subject to these regulatory restrictions on payment of dividends to its stockholders. However, the source of future dividends may be dependent upon dividends from the Association.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
- --------------------------------------------------------------------------------

     The Company also has 200,000 shares of preferred stock with par value of $.01 per share authorized but none issued or outstanding at June 30, 1995 and 1996.

19.  FINANCIAL INSTRUMENTS
     ---------------------

     The approximate stated and estimated fair value of financial instruments are summarized below (in thousands):


                                                      STATED        ESTIMATED
                                                      AMOUNT        FAIR VALUE
                                                     --------       ----------
     Financial assets:
       Cash and interest earning deposits           $   4,587       $    4,587
       Securities held to maturity                      4,749            4,774
       Loans receivable, net                           33,338           33,547
       Mortgage-backed securities                          62               62
       Federal Home Loan Bank stock                       429              429
       Interest receivable                                347              347
                                                     --------        ---------

                                                    $  43,512       $   43,746
                                                     ========        =========
     Financial liabilities:
       Deposits                                     $  31,273       $   31,404
       Other liabilities                                  408              408
                                                     --------        ---------

                                                    $  31,681       $   31,812
                                                     ========        =========

     The Company had off-balance sheet financial commitments, which include approximately $609,000 of commitments to originate and fund loans. Since these commitments are based on current market rates, the commitment amount is considered to be a reasonable estimate of fair market value.

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     CASH - The carrying amount of such instruments is deemed to be a reasonable
     ----
     estimate of fair value.

     INVESTMENTS - Fair values for investment securities are based on quoted
     -----------
     market prices.

     LOANS - Fair values for loans held for investment are estimated by
     -------
     segregating the portfolio by type of loan and discounting scheduled cash flows using interest rates currently being offered for loans with similar terms, reduced by an estimate of credit losses inherent in the portfolio. A

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
- --------------------------------------------------------------------------------

     prepayment assumption is used as an estimate of the portion of loans that will be repaid prior to their scheduled maturity.

     FEDERAL HOME LOAN BANK STOCK - No ready market exists for this stock and it
     ----------------------------
     has no quoted market value. However, redemption of this stock has historically been at par value. Accordingly, the carrying amount is deemed to be a reasonable estimate of fair value.

     DEPOSITS - The fair values disclosed for demand deposits are, as required
     --------
     by SFAS 107, equal to the amounts payable on demand at the reporting date (i.e., their stated amounts). The fair value of certificates of deposit are estimated by discounting the amounts payable at the certificate rates using the rates currently offered for deposits of similar remaining maturities.

     OTHER ASSETS AND OTHER LIABILITIES - Other assets represent accrued
     ----------------------------------
     interest receivable; other liabilities represent advances from borrowers for taxes and insurance and accrued interest payable. Since these financial instruments will typically be received or paid within three months, the carrying amounts of such instruments are deemed to be a reasonable estimate of fair value.

     Fair value estimates are made at a specific point of time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Company's entire holdings of a particular financial instrument. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayments trends, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value also would affect significantly the estimates. Further, the fair value estimates were calculated as of June 30, 1996. Changes in market interest rates and prepayment assumptions could change significantly the estimated fair value.

     Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has significant assets and liabilities that are not considered financial assets or liabilities including deposit franchise value, real estate, deferred tax liabilities, and premises and equipment.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
- --------------------------------------------------------------------------------

20.  EMPLOYMENT AND SEVERANCE AGREEMENTS
     -----------------------------------

     The Association and the Holding Company entered into employment and severance agreements with certain key officers. The employment and severance agreements provide for up to three-year terms. Commencing on the first anniversary date and continuing each anniversary date thereafter, the respective boards of directors may extend the agreements for an additional year so that the remaining terms shall be up to three years, unless written notice of termination of the agreement is given. The agreements provide for severance payments and other benefits in the event of involuntary termination of employment in connection with any change in control of the employers. Severance payments also will be provided on a similar basis in connection with voluntary termination of employment where, subsequent to a change in control, officers are assigned duties inconsistent with their positions, duties, responsibilities and status immediately prior to such change in control. The severance payments will equal up to 2.99 times the executive officer's average annual compensation during the preceding three to five years for certain officers. The employment agreement provides for termination by the Association or the Holding Company for just cause at any time. At June 30, 1995 and 1996, the Company has not accrued any benefits for these postemployment agreements.

21.  DEPOSIT INSURANCE PREMIUMS
     --------------------------

     The Company currently pays an insurance premium to the Federal Deposit Insurance Corporation (FDIC) equal to a percentage of its total deposits as a member of the Savings Association Insurance Fund (SAIF). In August 1995, the FDIC announced plans to lower the insurance premium rates for members of the Bank Insurance Fund (BIF). The disparity in insurance premiums between BIF and SAIF could create a competitive disadvantage for SAIF members. A proposed alternative to mitigate the effect is the assessment of a special premium of approximately .85% of deposits in order to recapitalize the SAIF and a subsequent lowering of the SAIF insurance premium rates.

     If the proposal is realized, the Company would recognize an immediate charge to earnings for the amount of the fee which would immediately reduce its capital. After recapitalization, it is expected that the SAIF and BIF premiums would initially be equal and therefore provide the Company with reduced insurance premiums in the future. However, management of the Company is unable to predict whether this proposal will be enacted or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
- --------------------------------------------------------------------------------

22.  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS
     --------------------------------------------------

     The following condensed balance sheets as of June 30, 1995 and 1996, and condensed statements of income and cash flows for the period from July 7, 1994 to June 30, 1995, and for the year ended June 30, 1996, for South Carolina Community Bancshares, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

PARENT COMPANY ONLY                                                      JUNE 30,
                                                    -------------------------------------------------
BALANCE SHEETS (IN THOUSANDS)                                  1995              1996
                                                               ----              ----
Assets:
Interest earning deposits                                   $      1,052       $       412
   Investment securities (market value
    of $1,919 in 1995 and $1,410 in 1996)                          1,895             1,398
   Loans receivable from ESOP                                        578               515
   Equity in net assets of Association                            10,606            11,054
   Other                                                              34                47
                                                            ------------       -----------

         Total assets                                       $     14,165       $    13,426
                                                            ============       ===========

Liabilities:
   Accrued income taxes payable                             $         45       $         2
   Accrued dividends                                                 195               221
   Accrued expenses                                                -                     3
                                                            ------------       -----------
         Total liabilities                                           240               226
                                                            ------------       -----------

Stockholders' equity:
   Common stock                                                        8                 8
   Paid-in capital                                                 7,213             7,213
   Retained earnings                                               6,704             6,769
   Treasury stock                                                      -              (790)
                                                            ------------       -----------
         Total stockholders' equity                               13,925            13,200
                                                            ------------       -----------

         Total liabilities and stockholders' equity         $     14,165       $    13,426
                                                            ============       ===========

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
- --------------------------------------------------------------------------------

                                                   PERIOD FROM            YEAR
     PARENT COMPANY ONLY                         JULY 7, 1994 TO         ENDING
     STATEMENTS OF INCOME (IN THOUSANDS)          JUNE 30, 1995       JUNE 30, 1996
                                               -----------------    ----------------
     Equity in earnings of Association            $    845              $   448
     Interest income                                   195                  156
     Noninterest expenses                              (68)                 (95)
     Income tax expense                                (45)                 (21)
                                                  -------------       ------------

          Net income                              $    927              $   488
                                                  =============       ============

     The Association subsidiary has not paid any cash dividends to the parent company for the periods ending June 30, 1995 and 1996.

                                                           PERIOD FROM             YEAR
     PARENT COMPANY ONLY                                 JULY 7, 1994 TO          ENDING
     STATEMENTS OF CASH FLOWS (IN THOUSANDS)              JUNE 30, 1995        JUNE 30, 1996
                                                        -----------------    ----------------
     Operating activities:
       Net income                                        $    927             $   488
       Equity earnings of Association                        (845)               (448)
       Amortization of discounts on                           (25)                 (3)
        investment securities
       Deferred income taxes                                   12                   -
       Increase in prepaid expenses and                       (34)                (13)
        other assets
       Increase in accrued expenses                             -                   3
       Increase in income taxes payable                        33                 (43)
                                                          ----------        ------------
          Net cash provided (used) by
               operating activities                            68                 (16)
                                                          ----------        ------------

     Investing activities:
       Loan to ESOP net of repayments                        (578)                  -
       Purchase of capital stock of                        (3,610)                  -
        Association
       Purchases of investment securities                  (2,620)                  -
       Proceeds from maturities of                            750                 500
        investment securities
       Repayments of ESOP loan                                  -                  63
                                                         ----------        ------------
          Net cash provided (used) by
           investing activities                            (6,058)                563
                                                         ----------        ------------

       Financing activities:
       Proceeds from issuance of common                     7,222                   -
        stock
       Dividends paid                                        (180)               (397)
       Acquisition of treasury stock                            -                (790)
                                                         ----------        ------------
          Net cash provided (used) by
           financing activities                             7,042              (1,187)
                                                         ----------        ------------

       Net increase in cash                                 1,052                (640)
       Cash at beginning of period                              -               1,052
                                                         ----------        ------------

          Cash at end of period                         $   1,052           $     412
                                                        ==========         ============

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

      At its board meeting on January 30, 1995, the Board of Directors of South Carolina Community Bancshares, Inc. decided not to engage Philip Lee and Company as the independent accountant but instead engaged the accounting firm of Crisp, Hughes & Co., L.L.P. as independent accountants for the Registrant for fiscal 1995. During the two most recent fiscal years and interim period subsequent to June 30, 1994, there have been no disagreements with Philip Lee and Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. Philip Lee and Company's report on the financial statements for the two years prior to June 30, 1995 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

                                   PART III


ITEM 9.  DIRECTORS AND OFFICERS OF THE REGISTRANT
- -------------------------------------------------

     Information included in South Carolina Community Bancshares, Inc.'s Proxy Statement for its 1996 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning executive officers of the Company during fiscal year 1996, who were not also directors of the Company, is provided below.

     Terri C. Robinson, age 37, has been employed by the Association since 1984 in various capacities, most recently as Bookkeeper, Secretary-Treasurer and since December 1993, as Chief Financial Officer.


ITEM 10.               EXECUTIVE COMPENSATION
- ---------------------------------------------

     Information included in South Carolina Community Bancshares, Inc.'s Proxy Statement for its 1996 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

     Information included in South Carolina Community Bancshares, Inc.'s Proxy Statement for its 1996 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

     Information included in South Carolina Community Bancshares, Inc.'s Proxy Statement for its 1996 Annual Meeting of Shareholders is incorporated herein by reference.


                                    PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-KSB
- ---------------------------------------------

     (a)   The following exhibits are filed as part of this report.

   3.1     Certificate of Incorporation of South Carolina Community Bancshares,
           Inc.*
   3.2     Bylaws of South Carolina Community Bancshares, Inc.*
   4.0     Stock Certificate of South Carolina Community Bancshares, Inc.*
  10.0 Community Federal Savings and Loan Association Employee Stock Ownership Plan*
  10.1     South Carolina Community Bancshares, Inc. 1994 Stock Option Plan**
  10.2 South Carolina Community Bancshares, Inc. 1994 Recognition and Retention Plan**
  10.3     Employment Agreement between the Association and Alan W. Pullen*

     (b)             Reports on Form 8-KSB

                                     None

* Incorporated herein by reference into this document from the Exhibits to Form S-1 Registration Statement, initially filed on March 18 , 1994, Registration No. 33-76676.

** Incorporated by reference to the Appendix to the Company's Proxy Statement dated November 8, 1994.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SOUTH CAROLINA COMMUNITY
                                BANCSHARES, INC.


                                By: /s/ Alan W. Pullen
                                    -------------------------
                                    Alan W. Pullen
                                    President and Chief Executive Officer
                                    (Duly Authorized Representative)

Dated: September 27, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                   Title                                                  Date
- ----------                                   -----                                                  ----
/s/ Alan W. Pullen                     President and Chief Executive Officer                 September 27, 1996
- --------------------------------       (Principal Executive Officer)                         ------------------
Alan W. Pullen

/s/ Terri C. Robinson                   Secretary-Controller and                             September 27, 1996
- --------------------------------        Chief Financial Officer                              ------------------
Terri C. Robinson                       (Principal Financial and Accounting Officer

/s/ Quay W. McMaster                    Chairman of the Board                                September 27, 1996
- --------------------------------                                                             ------------------
Quay W. McMaster

/s/ Richard H. Burton                   Vice-Chairman of the Board                           September 27, 1996
- --------------------------------                                                             ------------------
Richard H. Burton

/s/ George R. Lauderdale, Jr.           Director                                             September 27, 1996
- --------------------------------                                                             ------------------
George R. Lauderdale, Jr.