Form 10QSB
period 1996-09-30
SOUTH CAROLINA COMMUNITY BANCSHARES INC
filed 1996-11-14
CIK 920615

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC   20549

                         ----------------------------

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ________

                        Commission File Number 0-24476
                                               -------

                                   --------
                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                   -----------------------------------------
             Exact name of Registrant as specified in its Charter)

          Delaware                                         22-0999615
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


  110 S. Congress Street, Winnsboro, South Carolina               29180
------------------------------------------------------         ----------
      (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (803) 635-5536
                                                    --------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    X  Yes   ___ No
                                                   ---

          As of September 30, 1996, there were 735,410 shares of the Registrant's common stock, par value $0.01 per share, outstanding. The Registrant has no other classes of common equity outstanding.

          Transitional small business disclosure format:

                                                   ___ Yes     X No
                                                              ---

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY


                           WINNSBORO, SOUTH CAROLINA

                                     Index

PART I.                                                                PAGE(S)
-------                                                                -------
FINANCIAL INFORMATION

ITEM 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of June 30, 1996 and
 September 30, 1996........................................................3

Consolidated Statements of Income - (Unaudited) for the three month periods ended September 30, 1995 and 1996, ..........................4

Consolidated Statements of Stockholders' Equity (unaudited)................5

Consolidated Statements of Cash Flows - (Unaudited) for the three months ended September 30, 1995 and 1996................................6-7

Notes to (Unaudited) Consolidated Financial Statements...................8-9

ITEM 2.
Management's Discussion and Analysis of Financial Condition
  and Results of Operations........................................... 10-12

PART II.
-------

OTHER INFORMATION

Item 1. Legal Proceedings.................................................13

Item 2. Changes in Securities.............................................13

Item 3. Defaults Upon Senior Securities...................................13

Item 4. Submission of Matters to a Vote of Security Holders...............13

Item 5. Other Information.................................................13

Item 6. Exhibits and Reports on Form 8-K..................................13

Signatures................................................................14

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                          Consolidated Balance Sheets
                                  (Unaudited)
                  (in thousands, except net income per share)

                                                                         JUNE 30,   SEPTEMBER 30,
                                                                      -----------------------------
     ASSETS                                                                1996          1996
     ------                                                                ----          ----
Cash and due from banks                                               $     416     $     379
Interest earning deposits                                                 4,171         4,147
Investment securities:
     Held to maturity (market value of $4,774 and $3,776)                 4,749         3,750
Loans receivable, net                                                    33,338        33,322
Mortgage-backed securities:
     Held to maturity (market value of $62 and $58)                          62            58
Premises and equipment, net                                                 415           458
Federal Home Loan Bank stock                                                429           429
Interest receivable                                                         347           335
Real estate                                                                 156           249
Prepaid expenses and other assets                                            89           105
                                                                       --------      --------

          Total assets                                                $  44,172     $  43,232
                                                                       ========      ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Deposits                                                              $  31,273     $  30,318
Advance payments for taxes and insurance                                     23            41
Accrued expenses and other liabilities                                      385           339
Income taxes:
     Current                                                                 68           109
     Deferred                                                               114            39
                                                                       --------      --------
          Total liabilities                                              31,863        30,846
                                                                       --------      --------

Stockholders' equity:
     Preferred stock ($.01 par value, 200,000
       shares authorized; none outstanding)                                -             -
     Common stock ($.01 par value,1,400,000 shares authorized;
       780,275 shares issued; 735,410 outstanding at
       June 30, 1996 and September 30, 1996)                                  8             8
     Paid in capital                                                      7,279         7,288
     Retained earnings, substantially restricted                          6,769         6,800
     Treasury stock at cost (44,865 shares)                                (790)         (790)
     Unearned compensation:
       Employee Stock Ownership Plan                                       (514)         (497)
       Management Recognition Plan                                         (443)         (423)
                                                                       --------      --------
          Total stockholders' equity                                     12,309        12,386
                                                                       --------      --------

          Total liabilities and stockholders' equity                  $  44,172     $  43,232
                                                                       ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                       Consolidated Statements of Income
                                  (Unaudited)
                  (in thousands, except net income per share)

                                                        FOR THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      -------------------------

                                                           1995        1996
                                                           ----        ----
Interest income:
  Loans                                                 $     717    $     705
  Mortgage-backed securities                                    2            2
  Investments                                                  94           77
  Interest earning deposits                                    53           60
                                                         --------     --------
     Total interest income                                    866          844

Interest expense:
  Deposits                                                    414          398
                                                         --------     --------
     Net interest income                                      452          446

Provision for loan losses                                       -            -
                                                         --------     --------
     Net interest income after provision
      for loan losses                                         452          446
                                                         --------     --------
Noninterest income:
  Other                                                         4           13
                                                         --------     --------
     Total noninterest income                                   4           13
                                                         --------     --------

Noninterest expenses:
  Compensation and employee benefits                          146          136
  Net occupancy expense                                        16           12
  Deposit insurance premiums                                   17          211
  Data processing                                               9           11
  Other                                                        61           60
                                                         --------     --------
     Total noninterest expenses                               249          430
                                                         --------     --------

     Income before income taxes                               207           29

Income tax expense                                             79           13
                                                         --------     --------

     Net income                                         $     128    $      16
                                                         ========     ========

Weighted average common equivalent
 shares outstanding                                           758          691

Net income per share                                         $.17         $.02

The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)
                                (in thousands)

                                            COMMON    PAID-IN      RETAINED       TREASURY     UNEARNED COMPENSATION
                                                                                             -------------------------
                                            STOCK     CAPITAL      EARNINGS         STOCK       FOR ESOP    FOR MRP       TOTAL
                                            -----     -------      --------         -----       --------    -------       -----

Balance at June 30, 1995                   $     8       7,227    $    6,704     $    -         $   (589)   $   -       $  13,350

Net income                                    -            -             488          -              -          -             488

Cash dividends ($.60 per share)               -            -            (423)         -              -          -            (423)

Purchase of MRP shares                        -            -             -            -              -         (568)         (568)

ESOP and MRP compensation earned              -             52           -            -               75        125           252

Treasury stock purchased (44,865 shares)      -            -             -            (790)          -          -            (790)
                                            ------    --------     ---------      --------       -------     ------      --------

Balance at June 30, 1996                         8       7,279         6,769          (790)         (514)      (443)       12,309

Net income                                    -            -              16             -             -        -              16

ESOP and MRP compensation earned              -              9            15             -            17         20            61
                                            ------    --------     ---------      --------       -------     ------      --------

Balance at September 30, 1996              $     8   $   7,288    $    6,800     $    (790)     $   (497)   $  (423)    $  12,386
                                            ======    ========     =========      ========       =======     ======      ========

The accompanying notes are an integral part of these consolidated financial statements

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                      FOR THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     --------------------------
                                                        1995           1996
                                                        ----           ----
Operating activities:
  Net income                                          $    128      $      16
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation                                             7              7
    Loss on sale of real estate owned                        6              -
    Deferred income taxes (benefit)                         (4)           (75)
    Amortization of premium (accretion
    of discounts) on investment securities                  (2)            (1)
    Amortization of unearned compensation                   27             46
    Net increase (decrease) in deferred loan fees           (8)            (9)
    (Increase) decrease in accrued interest receivable      11             12
    (Increase) decrease in prepaid expenses and other
     assets                                                 25            (16)
    Increase (decrease) in income taxes payable             37             41
    Increase in accrued expenses and other liabilities      40            175
                                                       -------       --------
       Net cash provided by operating activities           267            196
                                                       -------       --------

Investing activities:
  Net (increase) decrease in loans                         287            (68)
  Proceeds from sale of real estate owned                   52              -
  Proceeds from maturities of investment
   securities                                            1,098          1,000
  Principal payments on mortgage-backed securities           3              4
  Purchases of premises and equipment                        -            (50)
                                                       -------       --------
       Net cash provided (used) by investing
        activities                                       1,440            886
                                                       -------       --------

                                                                     (continued)

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                                      YEARS ENDED
                                                                        JUNE 30,
                                                                  ---------------------
                                                                    1995       1996
                                                                    ----       ----
Financing activities:
 Net increase (decrease) in deposits                              $    468  $    (955)
 Increase in advance payments for taxes and insurance                    -         18
 Dividends paid                                                       (180)      (206)
                                                                   -------   --------
     Net cash provided (used) by financing activities                  288     (1,143)
                                                                   -------   --------

Net increase (decrease) in cash and cash equivalents                 1,995        (61)

Cash and cash equivalents at beginning of period                     3,149      4,587
                                                                   -------   --------

Cash and cash equivalents at end of period                        $  5,144  $   4,526
                                                                   =======   ========

Supplemental disclosures of cash flow information
-------------------------------------------------
 Cash paid during the period for:
  Interest                                                        $    414  $     413
                                                                   =======   ========
 Noncash investing and financing
  activities:
  Real estate acquired in satisfaction of mortgage loans         $      -   $      93
                                                                   =======   ========

The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements
                                  (Unaudited)



1.   General
     -------

     South Carolina Community Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of Community Federal Savings Bank (the "Savings Bank"). Both companies are headquartered in Winnsboro, South Carolina. The Company is engaged primarily in the business of directing, planning and coordinating the business activities of the Savings Bank. The financial statements of the Savings Bank are presented on a consolidated basis with those of the Company.

2.   Basis of Preparation
     --------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the three month period ended September 30, 1996 is not necessarily indicative of the results which may be expected for the entire year.

     It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1996.

3.   Earnings Per Share
     ------------------

     Earnings per share amounts for the three month periods ended September 30, 1995 and 1996 are based on the average number of shares and equivalents outstanding throughout the period. Unallocated ESOP shares are not considered as outstanding for purposes of this calculation.

4.   Deposit Insurance Assessment
     ----------------------------

     The Savings Bank has recorded a liability at September 30, 1996 for the one-time special assessment levied by the omnibus appropriation bill to recapitalize the SAIF insurance fund. The special assessment for deposit insurance premiums of approximately $193,000 has been reflected in operations for the quarter ending September 30, 1996 with an after tax impact on net income of approximately $119,000. The FDIC will collect the assessment in late

SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
ANS SUBSIDIARY              Notes to Consolidated Financial Statement, Continued
--------------------------------------------------------------------------------

     November and effective January 1, 1997 the Savings Bank will begin paying reduced premium assessments in accordance with the BIF/SAIF legislation.

5.   Tax Bad Debt Reserves
     ---------------------

     With the repeal of the reserve method of accounting for thrift bad debt reserves for tax years beginning after December 31, 1995, the Company will have to recapture its post-1987 excess reserves over a six-year period. The amount of the post-1987 excess is approximately $117,000. Since the tax effect of this excess had been previously recorded as deferred income taxes the Company will have no impact on its results of operations when the excess reserves are recaptured.


6.   Commitments
     -----------

     On May 2, 1996, the Company entered into an agreement with First Palmetto Savings Bank (Seller) to purchase certain assets and assume certain deposits and other liabilities associated with the operations of the Sellers branch office in Winnsboro, South Carolina. The assets to be purchased will consist of branch loans, cash on hand, premises and equipment, safe deposit contracts and records. It is anticipated that total assets acquired will be approximately $4 million based on preliminary information. The liabilities assumed will consist of branch deposits and assumption of assignable leases and operating contracts.

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

Item 2.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


GENERAL

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include South Carolina Community Bancshares, Inc. and/or Community Federal Savings Bank as appropriate.



COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1996 AND SEPTEMBER 30, 1996

The Company's total consolidated assets decreased by approximately $940,000 or 2.1% from $44.2 million at June 30, 1996 to $43.2 million at September 30, 1996. The decrease in assets for the period was primarily attributable to the withdrawal of deposits which were funded with cash and maturing investment securities.

The composition of the Company's balance sheet has not been materially affected by market conditions between June 30, 1996 and September 30, 1996. Net loans remained relatively unchanged.

Consistent with its historical lending practices, virtually all of the Companys loan portfolio at September 30, 1996 consisted of fixed rate loans with maturities up to twenty-five (25) years. Consequently, the Company is exposed to a high degree of interest rate risk in a rising interest rate environment. The Company has historically accepted this risk in light of its relatively high capital levels. See Liquidity and Capital Resources discussion below.

Deposits decreased $955,000 or 3.1%, from $31.3 million at June 30, 1996 to $30.3 million at September 30, 1996. The most significant decrease in deposits was primarily attributable to $698,000 of withdrawals from deposits in certificate accounts.



COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

NET INCOME. Net income decreased $112,000 or 87.5% from $128,000 for the three months ended September 30, 1995 to $16,000 for the three months ended September 30, 1996. included in operations for the three months ending September 30, 1996 was $193,000 for the SAIF premium assessment signed into law on September 30, 1996. The after tax effect of the one-time assessment was approximately $119,000. The return on average assets was 1.16% for the three months ended September 30, 1995 compared to .15% for the three months ended September 30, 1996. This decrease resulted primarily from the SAIF insurance assessment recorded at quarter end.

NET INTEREST INCOME. Net interest income decreased $6,000 or 1.3% from $452,000 for the three months ended September 30, 1995 to $446,000 for the three months ended September 30, 1996. The decline in net interest income primarily reflects a decrease in average interest-earning assets over average interest-bearing liabilities for the Company of $798,000 offset by an increase in the interest rate spread of 14 basis point for the three months ended September 30, 1996 as compared to 1995. the interest rate spread increased from 2.65% for three months ending September 30, 1995 to 2.79% for the three months ending September 30, 1996.

INTEREST INCOME. Total interest income decreased $22,000 from $866,000 for the three months ended September 30, 1995 to $844,000 for the three months ended September 30, 1996. Interest on loans decreased $12,000, or 1.7%. interest on investments decreased by $17,000 as the average investment portfolio decreased.

INTEREST EXPENSE. Interest expense decreased $16,000 from $414,000 for the three months ended September 30, 1995 to $398,000 for the three months ended September 30, 1996. The decrease for the three months ending September 30, 1996 was the result of a 25 basis point decrease in the average cost of funds.

PROVISION FOR LOAN LOSSES. The Company did not record any provision for loan losses for both three month periods ended September 30. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. The ratio of the allowance to non-performing loans at September 30, 1996 was 89.9% and non-performing loans to total loans was only .97%.

NON-INTEREST INCOME. Non-interest income continues to be an insignificant source of income for the Company. This income was $4,000 for the three months ending September 30, 1995 and $13,000 for the same period in 1996.

NON-INTEREST EXPENSE. Non-interest expense increased by $181,000 from $249,000 for the three months ending September 30, 1995 to $430,000 for 1996. This increase was the direct result of additional operating expense as a public company, the effect of increased compensation from the recognition of allocated ESOP shares at fair market value and the recognition of the SAIF special assessment. During the three month period ending September 30, 1996, the Company recognized $193,000 of additional deposit insurance premiums. Other non-interest expense items remained relatively stable with anticipated inflationary increases.

INCOME TAXES. Income tax expense for the three months ending September 30, 1996 was $13,000 compare to $79,000 for the same period in 1995. The decrease was the result of pre-tax income being $178,000 less for the three months in 1996.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans, and investment maturities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.

At September 30, 1996, there were no material commitments for capital expenditures.

At September 30, 1996, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. However, the pending acquisition of a branch location in Winnsboro, South Carolina, and additional banking products to be implemented by management as a result of the acquisition will have an impact on future operations of the Company. The impact will be from the perspective of having a second banking location and the introduction of new products and services for the Companys customers.

Further at September 30, 1996, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Savings Bank exceeded all of its capital requirements at September 30, 1996. The Savings Bank had the following capital ratios at September 30,1996:

                                                 SEPTEMBER 30, 1996
                                                 ------------------
     Tier I capital to adjusted total assets           24.6%
     Tier I capital to risk-weighted assets            52.0%
     Total capital to risk-weighted assets             53.1%

Part II.               OTHER INFORMATION



Item 1.  Legal Proceedings
         -----------------

         From time to time, the Company and any subsidiary may be a party to various legal proceedings incident to its or their business. At September 30, 1996, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities
         ---------------------

                 None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

                 None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                 None

Item 5.  Other Information
         -----------------
                 None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


                 27     Financial Data Schedule

         A Form 8-K was filed to report the October 25, 1996 branch acquisition of First Palmetto Savings Bank, F.S.B.'s Winnsboro branch. No financial statements were filed with the report.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SOUTH CAROLINA COMMUNITY BANCSHARES, INC.



Date: November 13, 1996        By /s/ Alan W. Pullen
      -----------------           ----------------------------------
                                      Alan W. Pullen
                                  (President and Chief  Executive
                                   Officer)