Form 10QSB
period 1996-12-31
SOUTH CAROLINA COMMUNITY BANCSHARES INC
filed 1997-02-19
CIK 920615

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC   20549

                                  FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1996

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    -----------

                        Commission File Number 0-24476
                                               -------

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                   -----------------------------------------
            (Exact name of Registrant as specified in its Charter)


            Delaware                                    22-0999615
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

110 S. Congress Street, Winnsboro, South Carolina            29180
-------------------------------------------------         ----------
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

                                       X  Yes      No
                                      ---      ---

          As of December 31, 1996, there were 705,410 shares of the Registrant's common stock, par value $0.01 per share, outstanding. The Registrant has no other classes of common equity outstanding.

          Transitional small business disclosure format:

                                          Yes     X  No
                                      ---        ---

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY


                           WINNSBORO, SOUTH CAROLINA

                                     Index


PART I.                                                                                   PAGE(S)
-------                                                                                   -------

FINANCIAL INFORMATION

ITEM 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of June 30, 1996, and December 31, 1996........     3

Consolidated Statements of Income - (Unaudited) for the three and six months
  ended December 31, 1995 and 1996........................................................     4

Consolidated Statements of Stockholders' Equity (unaudited)...............................     5

Consolidated Statements of Cash Flows - (Unaudited) for the three and six months
  ended December 31, 1995 and 1996........................................................   6-7

Notes to (Unaudited) Consolidated Financial Statements....................................   8-9

ITEM 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations..... 10-13

PART II.
--------

OTHER INFORMATION

Item 1.   Legal Proceedings...............................................................    14

Item 2.   Changes in Securities...........................................................    14

Item 3.   Defaults Upon Senior Securities.................................................    14

Item 4.   Submission of Matters to a Vote of Security Holders.............................    14

Item 5.   Other Information...............................................................    15

Item 6.   Exhibits and Reports on Form 8-K ...............................................    15

Signatures................................................................................    16

Exhibit 27 Financial Data Schedule........................................................ 17-18

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                          Consolidated Balance Sheets
                                  (Unaudited)
                       (in thousands, except share data)

                                                JUNE 30,   DECEMBER 31,
                                              -------------------------
ASSETS                                            1996         1996
------                                        ------------  -----------
Cash and due from banks                          $   416        $   135
Interest earning deposits                          4,171          4,885
Investment securities:
  Held to maturity (market value of
   $4,774 and $3,679)                              4,749          3,650
Loans receivable, net                             33,338         35,475
Mortgage-backed securities:
  Held to maturity (market value of $62
   and $55)                                           62             55
Premises and equipment, net                          415            530
Federal Home Loan Bank stock                         429            429
Interest receivable                                  347            339
Real estate                                          156            245
Prepaid expenses and other assets                     89            176
                                                 -------        -------

          Total assets                           $44,172        $45,919
                                                 =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits                                         $31,273        $33,500
Advance payments for taxes and insurance              23             17
Accrued expenses and other liabilities               385            355
Income taxes:
  Current                                             68             27
  Deferred                                           114            131
                                                 -------        -------
          Total liabilities                       31,863         34,030
                                                 -------        -------
Stockholders' equity:
  Preferred stock ($.01 par value, 200,00
     shares authorized; none outstanding)             -              -
  Common stock ($.01 par value, 1,400,000
   shares authorized; 780,275 shares issued;
   735,410 outstanding at June 30, 1996,
   and 705,410 at December 31, 1996)                   8              8
  Paid in capital                                  7,279          7,297
  Retained earnings, substantially
   restricted                                      6,769          6,724
  Treasury stock, at cost (44,865 shares
   at June 30, 1996 and 74,865 at
   December 31, 1996)                               (790)        (1,255)
  Unearned compensation:
    Employee Stock Ownership Plan                   (514)          (481)
    Management Recognition Plan                     (443)          (404)
                                                 -------        -------
          Total stockholders' equity              12,309         11,889
                                                 -------        -------

          Total liabilities and
           stockholders' equity                  $44,172        $45,919
                                                 =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                       Consolidated Statements of Income
                                  (Unaudited)
                  (in thousands, except net income per share)

                                          FOR THREE MONTHS ENDED      FOR SIX MONTHS ENDED
                                               DECEMBER 31,               DECEMBER 31,
                                        --------------------------  ------------------------
                                             1995        1996            1995      1996
                                          ----------  ----------      ---------  ---------
Interest income:
  Loans                                        $702        $748         $1,419     $1,453
  Mortgage-backed securities                      2           -              4          2
  Investments                                    81          70            175        147
  Interest earning deposits                      73          68            126        128
                                              -----       -----         ------     ------
          Total interest income                 858         886          1,724      1,730

Interest expense:
  Deposits                                      416         419            830        817
                                              -----       -----         ------     ------
          Net interest income                   442         467            894        913

Provision for loan losses                        -           -              -          -
                                              -----       -----         ------     ------
          Net interest income after
           provision for loan losses            442         467            894        913
                                              -----       -----         ------     ------

Noninterest income:
  Other                                          10          14             14         27
                                              -----       -----         ------     ------
          Total noninterest income               10          14             14         27
                                              -----       -----         ------     ------

Noninterest expenses:
  Compensation and employee benefits            168         149            314        285
  Net occupancy expense                          13          15             29         27
  Deposit insurance premiums                     17          21             34        232
  Data processing                                10          14             19         25
  Other                                          65          58            126        118
                                              -----       -----         ------     ------
          Total noninterest expenses            273         257            522        687
                                              -----       -----         ------     ------

          Income before income taxes            179         224            386        253

Income tax expense                               68          90            147        103
                                              -----       -----         ------     ------

          Net income                           $111        $134         $  239     $  150
                                              =====       =====         ======     ======

Weighted average common equivalent
 shares outstanding                             751         684            753        688

Net income per share                           $.15        $.20           $.32       $.22

  The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)
                       (in thousands, except share data)

                                                                                UNEARNED COMPENSATION
                                          COMMON  PAID-IN  RETAINED   TREASURY  ---------------------
                                          STOCK   CAPITAL  EARNINGS    STOCK     FOR ESOP    FOR MRP      TOTAL
                                          ------  -------  --------   --------   --------    --------    -------
Balance at June 30, 1995                      $8   $7,227    $6,704     $  -        $(589)   $    -      $13,350

Net income                                   -        -         488        -          -           -          488

Cash dividends ($.60 per share)              -        -        (423)       -          -           -         (423)

Purchase of MRP shares                       -        -         -          -          -          (568)      (568)

ESOP and MRP compensation earned             -         52       -          -           75         125        252

Treasury stock purchased (44,865 shares)     -        -         -         (790)       -           -         (790)
                                          ------  -------    ------   --------   --------     -------    -------

Balance at June 30, 1996                       8    7,279     6,769       (790)      (514)       (443)    12,309

Net income                                   -        -         150        -          -           -          150

Cash Dividend ($.30 per share)               -        -        (212)       -          -           -         (212)

ESOP and MRP compensation earned             -         18        17        -           33          39        107

Treasury stock purchased (30,000 shares)     -        -         -         (465)       -           -         (465)
                                          ------  -------    ------   --------   --------     -------    -------

Balance at December 31, 1996                  $8   $7,297    $6,724    $(1,255)     $(481)      $(404)   $11,889
                                          ======  =======    ======   ========   ========     =======    =======

The accompanying notes are an integral part of these consolidated financial statements

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)


                                           FOR SIX MONTHS ENDED
                                               DECEMBER 31,
                                         -----------------------
                                             1995       1996
                                          ---------   ---------
Operating activities:
Net income                                   $  239     $   150
Adjustments to reconcile net income to
 net cash provided (used) by operating
 activities:
   Depreciation                                  14          15
   Loss on sale of real estate owned              6           -
   Deferred income taxes (benefit)               (6)         17
   Amortization of premium (accretion
    of discounts) on investment
    securities                                   (5)         (1)
   Amortization of unearned
    compensation                                142          90
   Purchase of MRP shares                      (484)          -
   Net increase (decrease) in
    deferred loan fees                          (13)        (17)
   (Increase) decrease in accrued
    interest receivable                          11           8
   (Increase) decrease in prepaid
    expenses and other assets                    25         (87)
   Increase (decrease) in income
    taxes payable                               (25)        (41)
   Increase (decrease) in accrued
    expenses and other liabilities                9         (16)
                                             ------      ------
          Net cash provided (used) by
           operating activities                  87         118
                                             ------      ------

Investing activities:
  Net (increase) decrease in loans              374      (2,212)
  Proceeds from sale of real estate owned        58          -
  Proceeds from maturities of
   investment securities                      1,500       1,300
  Purchase of investment securities held
   to maturity                                   -         (200)
  Principal payments on mortgage-backed
   securities                                     8           7
  Purchases of premises and equipment            (1)       (130)
                                             ------     -------
          Net cash provided (used) by
            investing activities              1,939      (1,235)
                                             ------     -------



                                                            (continued)

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                           FOR SIX MONTHS ENDED
                                               DECEMBER 31,
                                          ----------------------
                                             1995        1996
                                          ----------  ----------
Financing activities:
  Net increase (decrease) in deposits          $  272      $2,227
  Increase (decrease) in advance payments
   for taxes and insurance                         -           (6)
  Purchase of treasury stock                       -         (465)
  Dividends paid                                 (180)       (206)
                                               ------      ------
          Net cash provided (used) by
           financing activities                    92       1,550
                                               ------      ------
Net increase (decrease) in cash and
 cash equivalents                               1,944         433

Cash and cash equivalents at beginning
 of period                                      3,149       4,587
                                               ------      ------

Cash and cash equivalents at end of
 period                                        $5,093      $5,020
                                               ======      ======
Supplemental disclosures of cash flow
-------------------------------------
 information
 -----------
  Cash paid during the period for:
   Interest                                    $  826      $  831
                                               ======      ======

  Noncash investing and financing
   activities:
    Real estate acquired in
     satisfaction of
     mortgage loans                            $    4      $   89
                                               ======      ======

  Dividends declared but not paid              $  234      $  212




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

2. Basis of Preparation
   --------------------

   The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three and six month periods ended December 31, 1996, are not necessarily indicative of the results which may be expected for the entire year.

   It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1996.

3. Earnings Per Share
   ------------------

   Earnings per share amounts for the three and six month periods ended December 31, 1995 and 1996, are based on the average number of shares and equivalents outstanding throughout the period. Unallocated ESOP shares are not considered as outstanding for purposes of this calculation.

4. Deposit Insurance Assessment
   ----------------------------

   The Savings Bank recorded the special assessment for deposit insurance premiums of approximately $193,000 in operations for the six months ending December 31, 1996, with an after tax impact on net income of approximately $119,000. Effective January 1, 1997, the

SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY                          NOTES TO CONSOLIDATED FINANCIAL
                                        STATEMENTS, CONTINUED
--------------------------------------------------------------------------

   Savings Bank began paying reduced premium assessments in accordance with the BIF/SAIF legislation.

5.  Tax Bad Debt Reserves
    ---------------------

   With the repeal of the reserve method of accounting for thrift bad debt reserves for tax years beginning after December 31, 1995, the Company will have to recapture its post-1987 excess reserves over a six-year period. The amount of the post-1987 excess is approximately $132,000. Since the tax effect of this excess had been previously recorded as deferred income taxes the Company will have no impact on its results of operations when the excess reserves are recaptured.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include South Carolina Community Bancshares, Inc. and/or Community Federal Savings Bank as appropriate.

RECENT DEVELOPMENTS

On October 25, 1996 the Company closed on its agreement with First Palmetto Savings Bank to acquire a branch office in Winnsboro, South Carolina. The Company purchased branch loans of approximately $2.2 million and assumed deposit account liabilities of approximately $4.0 million. In connection with the acquisition of the deposit accounts, the Company paid a premium of approximately $219,000. The Company also received cash at the closing of the deal of approximately $1.5 million due to the fact that it assumed more liabilities than assets purchased.



COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1996 AND DECEMBER 31, 1996

The Company's total consolidated assets increased by approximately $1.7 million or 3.9% from $44.2 million at June 30, 1996 to $45.9 million at December 31, 1996. The increase in assets for the period was primarily attributable to the acquisition of the branch facility.

The composition of the Company's balance sheet has not been materially affected by market conditions between June 30, 1996 and December 31, 1996. Net loans increased $2.1 million or 6.4%. This increase resulted from the Company's acquisition of approximately $2.2 million from the branch acquisition.

Consistent with its historical lending practices, virtually all of the Company's loan portfolio at December 31, 1996 consisted primarily of fixed rate loans with maturities up to twenty-five (25) years. Consequently, the Company is exposed to a high degree of interest rate risk in a rising interest rate environment. The Company has historically accepted this risk in light of its relatively high capital levels. See Liquidity and Capital Resources" discussion below.

Deposits increased $2.2 million or 7.1%, from $31.3 million at June 30, 1996 to $33.5 million at December 31, 1996. The increase in deposits was primarily attributable to a $1.3 million growth in Now accounts and $1.5 million growth in certificates of deposit. This growth is directly the result of deposits assumed with the branch acquisition.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1996

NET INCOME. Net income increased $23,000 or 20.7% from $111,000 for the three months ended December 31, 1995 to $134,000 for the three months ended December 31, 1996. The return on average assets was 1.01% for the three months ended December 31, 1995 compared to 1.15% for the three months ended December 31, 1996. This increase resulted primarily from an increase in net interest income combined with an overall decrease in non-interest expenses.

NET INTEREST INCOME. Net interest income increased $25,000 or 5.7% from $442,000 for the three months ended December 31, 1995 to $467,000 for the three months ended December 31, 1996. The improvement in net interest income primarily reflects an increase in average interest-earning assets for the Company of $2.0 million or 4.7% for the three months ended December 31, 1996 as compared to 1995 as a result of the loan growth from the branch acquisition. The interest rate spread increased from 2.52% for three months ending December 31, 1995 to 2.92% for the three months ending December 31, 1996.

INTEREST INCOME. Total interest income increased $28,000 from $858,000 for the three months ended December 31, 1995 to $886,000 for the three months ended December 31, 1996. Interest on loans increased $46,000, or 6.6%. Interest on investments decreased $11,000 as the average portfolio decreased.

INTEREST EXPENSE. Interest expense increased $3,000 from $416,000 for the three months ended December 31, 1995 to $419,000 for the three months ended December 31, 1996. The increase for the three months ending December 31, 1996 was the result of a $3.3 million increase in the average deposit outstanding offset by a 53 basis point decrease in the cost of funds. The majority of this deposit growth came as a result of the branch acquisition.

PROVISION FOR LOAN LOSSES. The Company did not record any provision for loan losses for either of the three month periods ended December 31. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. The ratio of allowance to non-performing loans at December 31, 1996 was 49.3% and nonperforming loans to total loans was only 1.66%.

NON-INTEREST INCOME.   Non-interest income continues to be an insignificant
source of income for the Company. This income was $10,000 for the three months ending December 31, 1995 and $14,000 for the same period in 1996.

NON-INTEREST EXPENSE. Non-interest expense decreased by $16,000 from $273,000 for the three months ending December 31, 1995 to $257,000 for 1996. The decrease was the direct result of a $19,000 decrease in compensation expense primarily from reduced expense for the Company's MRP plan. Other non-interest expense items remained relatively stable with anticipated inflationary increases.

INCOME TAXES.   Income tax expense for the three months ending December 31, 1996 was $90,000 compared to $68,000 for the same period in 1995. The increase was the result of pre-tax income being $45,000 more for the three months in 1996.


COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1996

NET INCOME. Net income decreased $89,000 or 37.2% from $239,000 for the six months ended December 31, 1995 to $134,000 for the six months ended December 31, 1996. Included in operations for the six months ending December 31, 1996 was $193,000 for the SAIF premium assessment signed into law on September 3, 1996. The after tax effect of this one-time special assessment was approximately $119,000. The return on average assets was 1.09% for the six months ended December 31, 1995 compared to .67% for the six months ended December 31, 1996.


NET INTEREST INCOME. Net interest income increased $19,000 or 2.1% from $894,000 for the six months ended December 31, 1995 to $913,000 for the six months ended December 31, 1996. The improvement in net interest income primarily reflects an increase in average interest-earning assets for the Company of $2.1 million or 4.9% for the six months ended December 31, 1996 as compared to 1995 as a result of the loan growth from the branch acquisition. The interest rate spread increased from 2.58% for six months ending December 31, 1995 to 2.63% for the six months ending December 31, 1996.

INTEREST INCOME. Total interest income increased $6,000 or .3% for the six months ended December 31, 1996. Interest on loans increased $34,000, or 2.4%, while interest on investments decreased $28,000 as the average portfolio decreased.

INTEREST EXPENSE. Interest expense decreased $13,000 from $830,000 for the six months ended December 31, 1995 to $817,000 for the six months ended December 31, 1996. The decrease for the six months ending December 31, 1996 was the result of a 38 basis point decrease in the cost of funds offset by a $1.8 million increase in the average deposits outstanding. The majority of this deposit growth came as a result of the branch acquisition.

PROVISION FOR LOAN LOSSES. The Company did not record any provision for loan losses for either of the six month periods ended December 31. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. The ratio of allowance to non-performing loans at December 31, 1996 was 49.3% and nonperforming loans to total loans was only 1.66%.

NON-INTEREST INCOME.   Non-interest income continues to be an insignificant
source of income for the Company.   This income was $14,000 for the six months
ending December 31, 1995 and $27,000 for the same period in 1996. The increase is the result of new banking services being offered by the Company.

NON-INTEREST EXPENSE. Non-interest expense increased by $165,000 from $522,000 for the six months ending December 31, 1995 to $687,000 for 1996. The increase was the direct result of the Company recognizing $193,000 of additional deposit insurance premiums during the six months ending December 31, 1996. Compensation expense decreased by $29,000 for the six month period in 1996 compared to 1995 as only $40,000 of MRP compensation was expensed during the six months of 1996 compared to $86,000 for 1995. Other non-interest expense items remained relatively stable in comparison for both six month periods.

INCOME TAXES.   Income tax expense for the six months ending December 31, 1996 was $103,000 compared to $147,000 for the same period in 1995. The decrease was the result of pre-tax income being $133,000 less for the six months in 1996.


LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds are new deposits , investment maturities and proceeds from principal and interest payments on loans. While maturities of investments and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. Commitments to fund loans at December 31, 1996 were approximately $32,000.

At December 31, 1996, there were no material commitments for capital expenditures.

At December 31, 1996, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at December 31, 1996, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Bank exceeded all of its capital requirements at December 31, 1996. The Bank had the following capital ratios at December 31, 1996:

                                          DECEMBER 31, 1996
                                          -----------------
Tier I capital to adjusted total assets          23.2%
Tier I to risk-weighted assets                   51.8%
Total capital to risk-weighted assets            53.0%


Part II.                 OTHER INFORMATION



Item 1.  Legal Proceedings
         -----------------

      From time to time, the Company and any subsidiary may be a party to various legal proceedings incident to its or their business. At December 31, 1996, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities
         ---------------------

      None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

      None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      The following matters were voted upon at the annual meeting of stockholders of South Carolina Community Bancshares, Inc. Held December 11, 1996 (the "Meeting"), and received the indicated votes:

      (i) The voting as to the election of Messrs. Alan W. Pullen and Philip C. Wilkins was as follows:

                       For    Withheld
                     -------  --------
Alan W. Pullen       602,687        30
Philip C. Wilkins    602,717         -

      There were -0- broker non-votes.

      (ii) The approval of the ratification of Crisp Hughes & Co., L.L.P. as independent auditors of the Company for the year ending June 30, 1997.

                              For     Against   Abstain
                            --------  --------  --------
Number of votes             602,717       -0-       -0-
Percentage of votes cast        100%      -0-%      -0-%

      There were -0- broker non-votes.

Item 5.  Other Information
         -----------------

      None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

       27     Financial Data Schedule

      No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SOUTH CAROLINA COMMUNITY BANCSHARES, INC.



Date:       February 18, 1997         By /s/ Alan W. Pullen
        ------------------------        --------------------------------
                                        Alan W. Pullen
                                        (President and Chief  Executive
                                         Officer)