Form 10QSB
period 1997-03-31
SOUTH CAROLINA COMMUNITY BANCSHARES INC
filed 1997-05-15
CIK 920615

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC   20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ---------- to -----------

                 Commission File Number 0-24476

            SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
-----------------------------------------------------------------
     (Exact name of Registrant as specified in its Charter)

        Delaware                           22-0999615
-----------------------------------------------------------------
(State or other jurisdiction      (I.R.S. Employer Identification
     of incorporation or                     Number)
        organization)

110 S. Congress Street, Winnsboro, South Carolina        29180
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

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

                                   /X/  Yes  No / /

     As of March 31, 1997, there were 704,233 shares of the Registrant's common stock, par value $0.01 per share, outstanding. The Registrant has no other classes of common equity outstanding.

     Transitional small business disclosure format:

                                   / /  Yes  No /X/

            SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                         AND SUBSIDIARY

                    Winnsboro, South Carolina
                              Index


PART I.                                           Page(s)

FINANCIAL INFORMATION

Item 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of
 June 30, 1996, and March 31, 1997                     3

Consolidated Statements of Income - (Unaudited)
 for the three and nine months ended
 March 31, 1996 and 1997                               4

Consolidated Statements of Stockholders'
 Equity (unaudited)                                    5

Consolidated Statements of Cash Flows -
 (Unaudited) for the nine months ended
 March 31, 1996 and 1997                               6-7

Notes to (Unaudited) Consolidated Financial
 Statements                                            8-9

Item 2.
Management's Discussion and Analysis of
 Financial Condition and Results of Operations         10-13

PART II.

OTHER INFORMATION

Item 1.   Legal Proceedings                            14

Item 2.   Changes in Securities                        14

Item 3.   Defaults Upon Senior Securities              14

Item 4.   Submission of Matters to a Vote of
          Security Holders                             14

Item 5.   Other Information                            14

Item 6.   Exhibits and Reports on Form 8-K             14

Signatures                                             15

Exhibit 27 Financial Data Schedule                     16-17


            SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                         AND SUBSIDIARY

                   Consolidated Balance Sheets
                           (Unaudited)
                (in thousands, except share data)


                                                             June 30,       March 31,
Assets                                                         1996            1997

Cash and due from banks                                      $    416      $    357
Interest earning deposits                                       4,171         4,927
Investment securities:
  Held to maturity (market value of $4,774 and $3,560)          4,749         3,551
Loans receivable, net                                          33,338        35,748
Mortgage-backed securities:
  Held to maturity (market value of $62 and $51)                   62            51
Premises and equipment, net                                       415           558
Federal Home Loan Bank stock                                      429           429
Interest receivable                                               347           345
Real estate                                                       156           250
Prepaid expenses and other assets                                  89           196

    Total assets                                             $ 44,172      $ 46,412

Liabilities and Stockholders' Equity

Deposits                                                     $ 31,273      $ 34,040
Advance payments for taxes and insurance                           23            32
Accrued expenses and other liabilities                            385           158
Income taxes:
  Current                                                          68             3
  Deferred                                                        114    131
    Total liabilities                                          31,863        34,364

Stockholders' equity:
  Preferred stock ($.01 par value, 200,000
   shares authorized; none outstanding)                             -             -
  Common stock ($.01 par value, 1,400,000 shares authorized;
   780,275 shares issued; 735,410 outstanding at
   June 30, 1996, and 704,233 at March 31, 1997)                    8             8
  Paid in capital                                               7,279         7,306
  Retained earnings, substantially restricted                   6,769         6,859
  Treasury stock, at cost (44,865 shares at June 30, 1996 and


   76,042 at March 31, 1997)                                     (790)       (1,272)
  Unearned compensation:
   Employee Stock Ownership Plan                                 (514)         (469)
   Management Recognition Plan                                   (443)         (384)
     Total stockholders' equity                                12,309        12,048

     Total liabilities and stockholders' equity              $ 44,172      $ 46,412

The accompanying notes are an integral part of these consolidated financial statements.

            SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                         AND SUBSIDIARY

                Consolidated Statements of Income
                           (Unaudited)
           (in thousands, except net income per share)



                                                For Three Months Ended     For Nine Months Ended
                                                       March  31,                March  31,
                                                   1996        1997           1996        1997
Interest income:
  Loans                                          $     690   $     743      $    2,109  $  2,196
  Mortgage-backed securities                             2           1               6         3
  Investments                                           77          67             252       214
  Interest earning deposits                             66          59             192       187
    Total interest income                              835         870           2,559     2,600

Interest expense:
  Deposits                                             412         415           1,242     1,232
    Net interest income                                423         455           1,317     1,368

Provision for loan losses                          -           -               -          -
    Net interest income after provision
      for loan losses                                  423         455           1,317     1,368

Noninterest income:
  Other                                                 12          31              26        58
    Total noninterest income                            12          31              26        58

Noninterest expenses:
  Compensation and employee benefits                   117         160             431       445
  Net occupancy expense                                 13          18              42        45
  Deposit insurance premiums                            18           4              52       236
  Data processing                                       13          24              32        49
  Other                                                 59          89             185       207
    Total noninterest expenses                         220         295             742       982

    Income before income taxes                         215         191             601       444

Income tax expense                                      63          70             210       173

    Net income                                   $     152   $     121      $      391  $    271

Weighted average common equivalent
  shares outstanding                                   684         668             688       681

Net income per share                             $     .20   $     .18      $      .53  $    .40


The accompanying notes are an integral part of these consolidated financial statements.

            SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                         AND SUBSIDIARY

         Consolidated Statements of Stockholders' Equity
                           (Unaudited)
                (in thousands, except share data)


                                        Common   Paid-In   Retained   Treasury   Unearned Compensation
                                        Stock    Capital   Earnings    Stock     for ESOP     for MRP   Total

Balance at June 30, 1995                   $8     $7,227     $6,704     $     -    $(589)      $    -  $13,350
Net income                                  -          -        488           -        -            -      488
Cash dividends ($.60 per share)             -          -       (423)          -        -            -     (423)
Purchase of MRP shares                      -          -          -           -        -         (568)    (568)
ESOP and MRP compensation earned            -         52          -           -       75          125      252
Treasury stock purchased (44,865 shares)    -          -          -        (790)       -            -     (790)
Balance at June 30, 1996                    8      7,279      6,769        (790)    (514)        (443)  12,309
Net income                                  -          -        271           -        -            -      271
Cash Dividend ($.30 per share)              -          -       (212)          -        -            -     (212)
ESOP and MRP compensation earned            -         27         31           -       45           59      162
Treasury stock purchased (31,177 shares)    -          -          -        (482)       -            -     (482)
Balance at March 31, 1997                  $8     $7,306     $6,859     $(1,272)   $(469)      $ (384) $12,048


The accompanying notes are an integral part of these consolidated financial statements.

            SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                         AND SUBSIDIARY

              Consolidated Statements of Cash Flows
                           (Unaudited)
                         (in thousands)


                                                         For Nine Months Ended
                                                               March  31,
                                                           1996          1997
Operating activities:
  Net income                                             $    391      $    271
  Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Depreciation                                                 21            26
  Loss on sale of real estate owned                             6             -
  Deferred income taxes (benefit)                              (1)           17
  Amortization of premium (accretion
   of discounts) on investment securities                       -            (2)
  Amortization of unearned compensation                       188           147
  Purchase of MRP shares                                     (568)            -
  Net increase (decrease) in deferred loan fees               (18)          (31)
  (Increase) decrease in accrued interest receivable           36             2
  (Increase) decrease in prepaid expenses and other assets    (21)         (107)
  Increase (decrease) in income taxes payable                  33           (65)
  Increase (decrease) in accrued expenses and other
    liabilities                                                (3)           (6)
    Net cash provided (used) by operating
     activities                                                64           252

Investing activities:
  Net (increase) decrease in loans                            338        (2,476)
  Proceeds from sale of real estate owned                      57             3
  Proceeds from maturities of
   investment securities                                    2,096         1,400
  Purchase of investment securities held to maturity         (299)         (200)
  Principal payments on mortgage-backed securities             11            11
  Purchases of premises and equipment                          (1)         (169)
    Net cash provided (used) by investing activities        2,202        (1,431)

                                   (continued)

            SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                         AND SUBSIDIARY

              Consolidated Statements of Cash Flows
                           (Unaudited)
                         (in thousands)


                                                  For Nine Months Ended
                                                        March  31,
                                                  1996             1997
Financing activities:
  Net increase (decrease) in deposits           $1,086           $2,767
  Increase (decrease) in advance payments
    for taxes and insurance                         48                9
  Purchase of treasury stock                      (590)            (482)
  Dividends paid                                  (413)            (418)
    Net cash provided (used) by
      financing activities                         131            1,876

Net increase (decrease) in cash and cash
  equivalents                                    2,397              697

Cash and cash equivalents at beginning
  of period                                      3,149            4,587

Cash and cash equivalents at end of period      $5,546           $5,284

Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest                                    $1,256           $1,250
  Noncash investing and financing activities:
    Real estate acquired in satisfaction of
      mortgage loans                            $    4           $   97

  Dividends declared but not paid               $    -           $    -


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

2.   Basis of Preparation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three and nine month periods ended March 31, 1997, are not necessarily indicative of the results which may be expected for the entire year.

     It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1996.

3.   Earnings Per Share

     Earnings per share amounts for the three and nine month periods ended March 31, 1996 and 1997, are based on the average number of shares and equivalents outstanding throughout the period. Unallocated ESOP shares are not considered as outstanding for purposes of this calculation.

4.   Deposit Insurance Assessment

     The Company was required to pay a special assessment to recapitalize the Savings Association Insurance Fund (SAIF).The
Company recorded the special assessment for

            SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                         AND SUBSIDIARY

           Notes to Consolidated Financial Statements

deposit insurance premiums of approximately $193,000 in operations for the nine months ending March 31, 1997, with an after tax impact on net income of approximately $119,000. The Company began paying reduced premium assessments effective January 1, 1997 of .067% of assessable deposits which was down from .23% of assessable deposits prior to the recapitalization.

5.   Tax Bad Debt Reserves

     With the repeal of the reserve method of accounting for thrift bad debt reserves for tax years beginning after December 31, 1995, the Company will have to recapture its post-1987 excess reserves over a six-year period. The amount of the post-1987 excess is approximately $132,000. Since the tax effect of this excess had been previously recorded as deferred income taxes the Company will not have a material impact on its results of operations when the excess reserves are recaptured.

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

Comparison of Financial Condition at June 30, 1996 and March 31,
1997

The Company's total consolidated assets increased by approximately $2.2 million or 5.0% from $44.2 million at June 30, 1996 to $46.4 million at March 31, 1997. The increase in assets for the period was primarily attributable to the acquisition of the branch facility.

The composition of the Company's balance sheet has not been materially affected by market conditions between June 30, 1996 and March 31, 1997. Net loans increased $2.4 million or 7.2%. This increase resulted from the Company's acquisition of approximately $2.2 million from the branch acquisition and normal loan originations.

Consistent with its historical lending practices, virtually all of the Company's loan portfolio at March 31, 1997 consisted primarily of fixed rate loans with maturities up to twenty-five
(25) years. Consequently, the Company is exposed to a high degree of interest rate risk in a rising interest rate environment. The Company has historically accepted this risk in light of its relatively high capital levels. See Liquidity and Capital Resources" discussion below.

Deposits increased $2.7 million or 8.8%, from $31.3 million at June 30, 1996 to $34.0 million at March 31, 1997. The increase in deposits was primarily attributable to a $1.6 million growth in Now accounts and $800,000 growth in certificates of deposit. This overall growth is directly the result of deposits assumed with the branch acquisition.

Comparison of Results of Operations for the Three Months Ended
March 31, 1996 and 1997

Net Income. Net income decreased $31,000 or 20.4% from $152,000 for the three months ended March 31, 1996 to $121,000 for the three months ended March 31, 1997. The return on average assets was 1.39% for the three months ended March 31, 1996 compared to 1.15% for the three months ended March 31, 1997. The net income decrease resulted primarily from an increase of $75,000 in non-interest expenses offset by a $32,000 increase in net interest income.

Net Interest Income. Net interest income increased $32,000 or 7.6% from $423,000 for the three months ended March 31, 1996 to $455,000 for the three months ended March 31, 1997. The improvement in net interest income primarily reflects an increase in average interest-earning assets for the Company of $1.1 million or 2.5% for the three months ended March 31, 1997 as compared to 1996 as a result of the loan growth from the branch acquisition. The interest rate spread increased from 2.49% for three months ending March 31, 1996 to 3.04% for the three months ending March 31, 1997.

Interest Income. Total interest income increased $35,000 from $835,000 for the three months ended March 31, 1996 to $870,000 for the three months ended March 31, 1997. Interest on loans increased $53,000, or 7.7%. Interest on investments decreased $11,000 as the average portfolio decreased.

Interest Expense. Interest expense increased $3,000 from $412,000 for the three months ended March 31, 1996 to $415,000 for the three months ended March 31, 1997. The increase for the three months ending March 31, 1997 was the result of a $2.9 million increase in the average deposit outstanding offset by a 42 basis point decrease in the cost of funds. The majority of this deposit growth came as a result of the branch acquisition.

Provision for Loan Losses. The Company did not record any provision for loan losses for either of the three month periods ended March 31. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. The ratio of allowance to non-performing loans at March 31, 1997 was 50.9% and nonperforming loans to total loans was only 1.60%.

Non-Interest Income. Non-interest income continues to be an insignificant source of income for the Company. This income was $12,000 for the three months ending March 31, 1996 and $31,000 for the same period in 1997. The increase is the result of additional banking services being offered to customers in 1997 that were not offered in 1996.

Non-Interest Expense. Non-interest expense increased by $75,000 from $220,000 for the three months ending March 31, 1996 to $295,000 for 1997. The increase was the direct result of a $43,000 increase in compensation expense primarily from additional employees added following the branch acquisition and normal salary increases. Data processing increased $11,000 and other expenses increased $30,000 as a result of increased operations. Other non-interest expense items remained relatively stable with anticipated inflationary increases or expected decreases such as for deposit insurance premiums.

Comparison of Results of Operations for the Nine Months Ended
March 31, 1996 and 1997

Net Income. Net income decreased $120,000 or 30.7% from $391,000 for the nine months ended March 31, 1996 to $271,000 for the nine months ended March 31, 1997. Included in operations for the nine months ending March 31, 1997 was $193,000 for the SAIF premium assessment signed into law on September 3, 1996. The after tax effect of this one-time special assessment was approximately $119,000. The return on average assets was 1.18% for the nine months ended March 31, 1996 compared to .79 % for the nine months ended March 31, 1997.

Net Interest Income. Net interest income increased $51,000 or 3.9% from $1,317,000 for the nine months ended March 31, 1996 to $1,368,000 for the nine months ended March 31, 1997. The improvement in net interest income primarily reflects an increase in average interest-earning assets for the Company of $828,000 or 1.9% for the nine months ended March 31, 1997 as compared to 1996 as a result of the loan growth from the branch acquisition. The interest rate spread increased from 2.55% for nine months ending March 31, 1996 to 2.92% for the nine months ending March 31, 1997.

Interest Income. Total interest income increased $41,000 or 1.6 % for the nine months ended March 31, 1997. Interest on loans increased $87,000, or 4.1%, while interest on investments decreased $41,000 as the average portfolio decreased.

Interest Expense. Interest expense decreased $10,000 from $1,242,000 for the nine months ended March 31, 1996 to $1,232,000 for the nine months ended March 31, 1997. The decrease for the nine months ending March 31, 1997 was the result of a 39 basis point decrease in the cost of funds offset by a $2.1 million increase in the average deposits outstanding. The majority of this deposit growth came as a result of the branch acquisition.

Provision for Loan Losses. The Company did not record any provision for loan losses for either of the nine month periods ended March 31. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. The ratio of allowance to non-performing loans at March 31, 1997 was 50.9% and nonperforming loans to total loans was only 1.60%.

Non-Interest Income. Non-interest income continues to be an insignificant source of income for the Company. This income was $26,000 for the nine months ending March 31, 1996 and $58,000 for the same period in 1997. The increase is the result of new banking services being offered by the Company.

Non-Interest Expense. Non-interest expense increased by $240,000 from $742,000 for the nine months ending March 31, 1996 to $982,000 for 1997. The increase was the direct result of the Company recognizing $193,000 of additional deposit insurance premiums during the nine months ending March 31, 1997. Compensation expense increased by $14,000 for the nine month period in 1997 compared to 1996 even though MRP compensation expense during the nine months of 1997 was $46,000 less than the same period in 1996. Other non-interest expense items reflected increases as operations have continued to expand as a result of the branch acquisition.

Liquidity and Capital Resources. The Company's primary sources of funds are new deposits , investment maturities and proceeds from principal and interest payments on loans. While maturities of investments and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At March 31, 1997 commitments to fund new loans were approximately $60,000 and unfunded loans in process were approximately $241,000.

At March 31, 1997, there were no material commitments for capital expenditures.

At March 31, 1997, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at March 31, 1997, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Bank exceeded all of its capital requirements at March 31, 1997. The Bank had the following capital ratios at March 31,1997:


                                                    Required          Required to be
                                                   For Capital         Categorized as
                                    Actual      Adequacy Purposes   "Well Capitalized"(1)
                                Amount   Ratio   Amount   Ratio      Amount      Ratio
As of March 31, 1997:
Total Capital
  (To risk weighted assets)     $10,777   48.9%   $1,763   8.00%     $2,204      10.0%

Tier I Capital
  (To risk weighted assets)     $10,545   47.8%   $  882   4.00%     $1,322       6.0%

Tier I Capital
  (To total assets)             $10,545   23.2%   $1,362   3.00%     $2,270       5.0%

Tangible Capital
  (To total assets)             $10,545   23.2%   $  681   1.50%        N/A

(1) As categorized under the Prompt Corrective Action Provisions.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     From time to time, the Company and any subsidiary may be a party to various legal proceedings incident to its or their business. At March 31, 1997, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.   Changes in Securities

     None

Item 3.   Defaults Upon Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Security Holders

     None

Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

     27     Financial Data Schedule

     No reports on Form 8-K were filed during the quarter ended
March 31, 1997.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    South Carolina Community Bancshares, Inc.


Date:  May 14, 1997           By:  /s/ Alan W. Pullen
                                   ------------------------------
                                   Alan W. Pullen
                                   (President and Chief Executive
                                     Officer)


                    South Carolina Community Bancshares, Inc.


Date:  May 14, 1997           By:  /s/ Terri Robinson
                                   ------------------------------
                                   Terri Robinson
                                   (Chief Financial Officer)