Form 10KSB40
period 1997-06-30
SOUTH CAROLINA COMMUNITY BANCSHARES INC
filed 1997-09-29
CIK 920615

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended June 30, 1997
                          -------------

Commission file number 0-24476
                       -------

                   South Carolina Community Bancshares, Inc.
              --------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                       Delaware                                   22-0999615
                       --------                       ------------------------------------
            (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
            INCORPORATION OR ORGANIZATION)


              110 S. Congress Street
            Winnsboro, South Carolina                                29180
          ---------------------------------                          -----
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

                                 Yes   X                 No
                                     -----                  -----

   Securities Registered Pursuant to Section 12(g) of the Exchange Act: Common Stock

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the average of the closing bid and ask price of such stock on the NASDAQ Small-cap Market on September 19, 1997 was approximately $14,223,000.

     The Registrant's revenues for the fiscal year ended June 30, 1997 were $3,588,000.

     The number of shares outstanding of the Registrant's Common Stock, the registrant's only class of outstanding capital stock, as of September 19, 1997 was 699,733.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-KSB:

I. Portions of the South Carolina Community Bancshares, Inc. Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into certain items of Part III.

                           SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                          FORM 10-KSB

                                       TABLE OF CONTENTS
                                                                                    PAGE

PART I

Item 1.      Business.............................................................     1

Item 2.      Properties...........................................................    20

Item 3.      Legal Proceedings....................................................    20

Item 4.      Submission of Matters to a Vote of Security Holders..................    20

PART II      .....................................................................    20

Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters    20

Item 5-A.    Selected Financial Data..............................................    21

Item 6.      Management's Discussion and Analysis of Financial Condition
              and Results of Operation............................................    22

Item 7.      Financial Statements.................................................    29

Item 8.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..................................    56

PART III     .....................................................................    56

Item 9.      Directors and Officers of the Registrant.............................    56

Item 10.     Executive Compensation...............................................    56

Item 11.     Security Ownership of Certain Beneficial Owners and Management.......    56

Item 12.     Certain Relationships and Related Transactions.......................    56

Item 13.     Exhibits and Reports on Form 8-K.....................................    56
             (a)  Exhibits Required by Securities and Exchange Commission
                  Regulation S-B..................................................    56
             (b)  Reports on Form 8-K.............................................    57

                                    PART I

ITEM 1.  BUSINESS
-------  --------

         South Carolina Community Bancshares, Inc. (the "Company") was organized in March, 1994 at the direction of the Board of Directors of Community Federal Savings Bank (the "Savings Bank"), formerly Community Federal Savings and Loan Association, for the purpose of acquiring all of the capital stock to be issued by the Savings Bank in the conversion of the Savings Bank from the mutual to the
stock form of organization (the "Conversion").   The Company received approval
from the OTS to become a savings and loan holding company and as such is subject to regulation by the OTS. The Conversion was completed as of July 7, 1994, the Company issued 780,275 shares of Common Stock, and retained approximately fifty-percent of the net cash proceeds of the offering, or $3.6 million (the balance of the proceeds was transferred to the Savings Bank in exchange for the capital stock of the Savings Bank). In connection with the Conversion, the Company loaned approximately $624,000 to the Community Federal Savings Bank Employee Stock Ownership Plan ("ESOP") to enable the ESOP to purchase 62,422 shares of the Company's Common Stock. The primary business activity of the Company consists of the operations of its wholly-owned subsidiary, the Savings Bank.

         The Company is a savings and loan holding company and the owner of all of the issued and outstanding shares of capital stock of the Savings Bank. At June 30, 1997 the assets of the Company consisted of its ownership of the capital stock of the Savings Bank, the loan to the ESOP, $414,000 of interest earning deposits, and $799,000 of investment securities. Community Federal Savings Bank is a federally chartered savings bank that conducts its operations from two facilities located in Winnsboro, South Carolina. The Savings Bank's deposits are insured by the FDIC. The Savings Bank was chartered originally in 1934. The Savings Bank is a member of the FHLB of Atlanta. At June 30, 1997, the Company had total assets of $46.6 million, total deposits of $34.0 million, and stockholders' equity of $12.0 million.

         On October 25, 1996, the Company closed on its agreement with First Palmetto Savings Bank ("Seller") to purchase certain assets and assume certain deposits and other liabilities associated with the operations of the Seller=s branch office in Winnsboro, South Carolina. The assets purchased consisted of branch loans, cash on hand, premises and equipment, safe deposit contracts and records. The total assets acquired were approximately $4 million. The liabilities assumed consisted of branch deposits and assumption of assignable leases and operating contracts.

         The Savings Bank is a community-oriented savings institution that is primarily engaged in the business of attracting deposits from the general public in the Savings Bank's market area, and investing such funds in fixed-rate and adjustable rate mortgage loans secured by one- to four-family residences, and, to a lesser extent, investment securities. At June 30, 1997, mortgage loans secured by one- to four-family residential real estate totalled $32.7 million, or 88.9%, of the total loan portfolio, loans secured by commercial and other property totalled $2.1 million, or 5.8%, of the total loan portfolio, loans secured by unimproved land totalled $1.0 million, or 2.7%, of the total loan portfolio, and consumer loans totalled $1.0 million, or 2.6%, of the total loan portfolio. The Company also invests in United States Government and agency obligations, which investments totalled $3.4 million, or 7.2%, of total assets at June 30, 1997, and interest-earning deposits in other financial institutions, which totalled $5.2 million, or 11.2%, of total assets at June 30, 1997.

       The Savings Bank's principal sources of funds are deposits and principal and interest payments on loans and investment securities. Principal sources of income are interest received from loans and investment securities. The Savings Bank's principal expense is interest paid on deposits, compensation and related costs, SAIF insurance premiums, and other noninterest expenses.

       LENDING

       Loan Portfolio Composition. The principal components of the loan portfolio are fixed-rate and adjustable rate conventional first mortgage loans secured by one- to four-family residential real estate, and, to a much lesser extent loans collateralized by unimproved land and commercial and other real estate, and consumer loans. At June 30, 1997, total loans receivable were $36.8 million, of which $32.7 million, or 88.9% were one- to four-family residential real estate mortgage loans, $1.0 million, or 2.7% were unimproved land loans, $2.1 million, or 5.8%, were commercial and other real estate loans, and $1.0 million, or 2.6%, were consumer loans.


     The following table sets forth selected data relating to the composition of the mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated.

                                                                         At June 30,
                                                                         -----------
                                                         1995                1996                1997
                                                         ----                ----                ----
                                                   Amount   Percent    Amount   Percent    Amount   Percent
                                                  --------  --------  --------  --------  --------  --------
                                                                    (Dollars in Thousands)

Mortgage loans:
 One- to four-family.............................  $31,630     92.65%  $31,417     91.58%   32,698     88.88%
 Multifamily.....................................       30       .09        21       .06        12      0.03
 Commercial and other property...................    1,195      3.50     1,464      4.27     2,128      5.78
 Unimproved land.................................    1,081      3.16     1,121      3.27       988      2.69
                                                   -------    ------   -------    ------   -------    ------
   Total mortgage loans..........................   33,936     99.40    34,023     99.18    35,826     97.38

Other loans:
 Loans on savings accounts.......................      204       .60       282       .82       354      0.96
 Installment loans...............................        -         -         -         -       609      1.66
                                                   -------    ------   -------    ------   -------    ------

   Total loans receivable........................   34,140    100.00%   34,305    100.00%   36,789    100.00%
                                                              ======              ======              ======
Less:
 Loans in process................................     (480)               (377)               (285)
 Unearned loan fees, net of deferred loan costs..     (319)               (297)               (256)
 Allowance for loan losses.......................     (294)               (293)               (293)
                                                   -------             -------             -------

   Net loans receivable..........................  $33,047             $33,338             $35,955
                                                   =======             =======             =======

     Loan Maturity Schedule. The following table shows the maturity of the loan portfolio at June 30, 1997. The table does not reflect anticipated prepayments or scheduled principal amortization.

                                                             At June 30, 1997
                                            -----------------------------------------------------
                                                              Mortgage Loans
                                            -----------------------------------------------------
                                              One- To                 Commercial
                                               Four-                  and Other   Other
                                               Family    Multifamily   Property   Loans   Total
                                            -----------  -----------  ----------  -----  --------
                                                                (In Thousands)

Amount due:
 Within 1 year..........................    $       363  $        12  $       50  $ 613  $  1038

 After 1 year:
  1 to 3 years..........................            328            -          81    165      574
  3 to 5 years..........................          1,489            -         301    150    1,940
  5 to 10 years.........................          6,459            -         618     18    7,095
  10 to 20 years........................         16,566            -       1,915      8   18,489
  Over 20 years.........................          7,493            -         151      9    7,653
                                                -------  -----------      ------   ----  -------

    Total due after one year............         32,335            -       3,066    350   35,751
                                                -------  -----------      ------   ----  -------

    Total amounts due...................         32,698           12       3,116    963   36,789
                                                =======  ===========      ======   ====

Loans in process........................                                                    (285)
Deferred loan fees, net of deferred
 loan costs.............................                                                    (256)
Allowance for loan losses...............                                                    (293)
                                                                                         -------
Loans receivable, net...................                                                 $35,955
                                                                                         =======
------------------------------------------



     One- to Four-Family Residential Real Estate Loans. The primary lending activity currently consists of the origination of fixed rate one- to four-family owner-occupied residential mortgage loans, virtually all of which are collateralized by properties located in Fairfield County, South Carolina. The Savings Bank does originate some adjustable-rate first mortgage loans. At June 30, 1997, $32.7 million, or 88.9% of the total loan portfolio, consisted of one- to four-family residential real estate loans. The Savings Bank also originates one- to four-family construction loans that convert to permanent loans after the initial construction period which generally does not exceed six months. The Savings Bank is a portfolio lender. It has not sold loans in the secondary mortgage market and does not intend to conduct secondary market sales in the foreseeable future. One- to four-family loans are underwritten and originated according to policies approved by the Board of Directors. In the current lending environment, savings deposits and loan repayments have exceeded demand for loans.

     The Savings Bank currently offers fixed rate and adjustable rate one- to four-family residential mortgage loans with terms ranging up to 25 years. One-to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that the Savings Bank's one- to four-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors. In recent years, the average maturity of the Savings Bank's mortgage loans has decreased significantly due to unprecedented volume of refinancing activity.

     Originations of fixed rate mortgage loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, the Savings Bank's interest rate gap position, and loan products offered by the Savings Bank's competitors. The Savings Bank's mortgage loans amortize on a monthly basis with principal and interest due each month. To make the Savings Bank's loan portfolio more interest rate sensitive, the Savings Bank currently emphasizes the origination of loans with terms of 15 years or less.

     The Savings Bank's one- to four-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Savings Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Savings Bank's fixed-rate mortgage loan portfolio, and the Savings Bank has generally exercised its rights under these clauses.

     Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Savings Bank's lending policies limit the maximum loan-to-value ratio on fixed rate loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan. The Savings Bank makes one- to four-family real estate loans with loan-to-value ratios of up to 90%; however, for one- to four-family real estate loans with loan-to-value ratios of between 80% and 90%, the Savings Bank requires the amount of the loan that exceeds 80% of the appraised value to be covered by private mortgage insurance. The Savings Bank requires fire and casualty insurance, as well as a certificate of title, on all properties securing real estate loans made by the Savings Bank.

     Commercial and Other Real Estate Loans. The Savings Bank originates commercial and other real estate loans on a limited basis. Savings Bank lending policies require that all commercial loans be secured solely by real estate, with no security interest allowed in furniture and fixtures, inventory, goodwill, or other assets of the business. At June 30, 1997, such loans had an aggregate balance of $2.1 million, or 5.8%, of the total loan portfolio. The commercial and other real estate loans are generally collateralized by, among others, real estate used by small businesses, church property, convenience stores, and small manufacturing operations. The Savings Bank generally does not solicit such loans, and originates such loans selectively and on a case-by-case basis. The Savings Bank rarely originates multifamily residential real estate loans, and has purchased only one such loan, a participation interest with an aggregate remaining principal balance of $5,000 at June 30, 1997. Multi-family loans totalled $12,000, or .03% of the loan portfolio, at June 30, 1997. All of the commercial real estate loans have fixed rates of interest. The Savings Bank offers such loans with loan-to-value ratios of up to 75% and terms of up to 15 years. To compensate the Savings Bank for the increased credit risk associated with commercial loans, interest rates are maintained at a level above that charged for one- to four-family residential properties. Because of the increased credit risk associated with such loans and the low level of demand for such loans in the Savings Bank's primary market area, the Savings Bank does not expect commercial and multifamily real estate lending to constitute a significant part of loan originations in the foreseeable future.

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

     Unimproved Land Loans.   The Savings Bank also offers loans secured by
unimproved land, such as woodlands, pasture land, agricultural land, recreational land, and other undeveloped land. In recent years the Savings Bank has reduced its originations of such loans. Such loans totalled $1.0 million, or 2.7%, of the total loan portfolio at June 30, 1997. All of the Savings Bank's unimproved land loans have fixed rates of interest. The Savings Bank offers such loans with loan to value ratios of up to 75% on tracts of 15 acres or less, and loan to value ratios of up to 70% on tracts of land larger than 15 acres. The Savings Bank considers the credit risks associated with large acreage to be greater than normal, and will charge a higher rate of interest for such loans. The maximum term allowed for all land loans is 15 years. The Board of Directors reserves the right to disregard the value of any timber that may be on the subject property, and may require a review by a recognized forester, in addition to the appraisal, if it is deemed necessary. The borrower may be required to negotiate a release of timber rights prior to the harvesting of any timber from the subject property.

     Loans collateralized by undeveloped land generally involve greater credit risk than one- to four-family real estate loans. The increased credit risk is the result of several factors, including the dependency of repayments on the successful operation or management of the real estate collateralizing the loan. In turn, the success of the management and operations frequently depends on general economic conditions, climate, and in the case of agricultural property, prevailing prices of commodities.

     Consumer Loans. To a much lesser extent, the Savings Bank also originates consumer loans consisting of passbook loans, home equity lines of credit and installment loans, primarily as a service to its customers. Such loans totalled $1.0 million, or 2.6% of the total loan portfolio at June 30, 1997.

DELINQUENCIES AND CLASSIFIED ASSETS

     Collection Procedures. The Savings Bank's policies provide for a 30-day grace period on all payments. The Savings Bank's collection procedures provide that if a payment is not received within the grace period, a computer-generated delinquent notice is sent to the borrower requesting payment plus a late charge. If delinquency continues 15 days past the end of the grace period, a second delinquent notice is mailed requesting payment in full of the delinquency or that the borrower contact the Savings Bank immediately to provide satisfactory arrangements for the repayment of the debt. If a loan becomes 60 days past due (inclusive of the 30 day grace period), the borrower is contacted personally, if possible, by Savings Bank personnel to negotiate satisfactory arrangements for the repayment of the debt. If a loan becomes 90 days past due, the Savings Bank's President is authorized to send a right-to-cure notice to the borrower advising him of the delinquency and providing a 30-day period for repayment prior to the initiation of legal action to collect on the collateral. At the end of this period, if satisfactory arrangements have not been made for repayment, the President may then forward the account to the Savings Bank's attorney for further collection. The Attorney will provide notice to the borrower of pending legal action, and allow a seven-day period for resolution prior to the commencement of foreclosure. It is sometimes necessary and desirable to arrange special repayment schedules with mortgagors to prevent foreclosure or filing for bankruptcy. The mortgagors are required to submit a written repayment schedule which is closely monitored for compliance.

     Delinquent Loans. At June 30, 1995, 1996 and 1997 delinquencies in the loan portfolio were as follows:

                                            At June 30, 1995       At June 30, 1996    At June 30, 1997
                                         -----------------------  ------------------  ------------------
                                            Number    Principal   Number  Principal   Number  Principal
                                              of       Balance      of     Balance      of     Balance
                                            Loans      of Loans   Loans    of Loans   Loans    of Loans
                                         -----------  ----------  ------  ----------  ------  ----------
                                                           (Dollars in Thousands)

Period delinquent:
 Loans 60-89 days delinquent.............         12      $ 582        9      $ 238       13      $ 511
 Loans 90 days or more
 delinquent..............................         10        273       15        480       32        397
                                                  --      -----       --  ---------   ------  ---------
  Total loans delinquent 60 days
  or more................................         22      $ 855       24      $ 718       45      $ 908
                                                  ==      =====       ==  =========   ======  =========

Delinquent loan principal to
 total gross loans:
 Loans 60-89 days delinquent  to
 total gross loans.......................                  1.70%               0.69%               1.39%

 Loans 90 days or more delinquent
 to total gross loans....................                   .80%               1.40%               1.08%

     Nonperforming Assets. The following table sets forth information with respect to non-performing assets for the periods indicated. During the periods shown, there were no restructured loans within the meaning of SFAS No. 15.


                                                       At June 30,
                                                  ----------------------
                                                   1995    1996    1997
                                                  ------  ------  ------
                                                  (Dollars in Thousands)
Loans accounted for on a non-accrual
  basis...................................        $ 144   $ 480   $ 397

Accruing loans which are
  contractually past due 90 days or more..          129       0       0
                                                  -----   -----   -----

Total of nonaccrual and accruing
  loans 90 days or more past due..........          273     480   $ 397

Foreclosed real estate, net of related....
  valuation allowance.....................          171     156      96
                                                  -----   -----   -----

        Total nonperforming assets........        $ 444   $ 636   $ 493
                                                  =====   =====   =====

Nonperforming loans to total gross loans..          .80%   1.40%   1.08%
Nonperforming assets to total assets......         1.01%   1.44%   1.06%


     $27,850 in interest income was recognized during the year ended June 30, 1997 on loans accounted for as non-accrual on that date. An additional $24,375 in interest income would have been recognized had those loans remained current throughout the period.

     Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is deemed real estate owned ("REO") until such time as it is sold. In general, collateral for a loan is considered to be in-substance foreclosed if: (i) the borrower has little or no equity in the collateral; (ii) proceeds for repayment of the loan can be expected to come only from the operation or sale of the collateral; and (iii) the borrower has either formally or effectively abandoned control of the collateral to the Savings Bank, or retained control of the collateral but is unlikely to be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future. Cash flow attributable to in-substance foreclosures is used to reduce the carrying value of the collateral.

     When REO is acquired or otherwise deemed REO, it is recorded at the lower of cost or its estimated fair value, less estimated selling expenses. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations. At June 30, 1995, 1996, 1997, REO totalled $171,000, $156,000, and $96,000, respectively.

     Classification of Assets. OTS regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. At June 30, 1997, classified assets totalled $296,000, all of which were classified substandard. In addition to such classified assets, at June 30, 1997, there were $517,000 of assets designated special mention.

     Allowance for Loan Losses. The Savings Bank provides a valuation allowance for estimated losses from uncollectible loans. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on loss experience, known and inherent risk in the portfolio, prevailing market conditions, and management's judgment as to collectibility. The allowance for loss on loans is increased by charges to income and decreased by charge-offs (net of recoveries). No additions were made during the years ended June 30, 1995, 1996, or 1997. The allowance for loan losses totaled $294,000 at June 30, 1995, $293,000 at June 30, 1996 and $293,000 at June 30, 1997.

     Analysis of the Allowance for Loan Losses. The following table sets forth the allowance for loan losses at or for the dates indicated.

                                                                   At or for the
                                                                Year Ended June 30,
                                                             --------------------------
                                                               1995     1996     1997
                                                             --------  -------  -------
                                                               (Dollars in Thousands)

Balance at beginning of period.......................        $   294   $  294   $  293
Provision for loan losses............................              -        -        -
Chargeoffs (1).......................................              -       (1)       -
Recoveries...........................................              -        -        -
                                                             -------   ------   ------
  Balance at end of period...........................        $   294   $  293   $  293
                                                             =======   ======   ======

Ratio of charge-offs during the period to
  average loans outstanding during the period........              -        -        -
Ratio of allowance for loan losses to nonperforming
  loans at end of period.............................         107.69%   61.04%   73.80%
Ratio of allowance for loan losses to total
  nonperforming assets at end of period..............          66.22%   46.07%   59.43%
Ratio of allowance for loan losses to net loans
  receivable at end of period........................            .89%     .88%     .78%
---------------------------------------------

(1) All charge-offs related to loans secured by one- to four-family residential real estate.

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

                                                          At June 30,
                               ------------------------------------------------------------
                                         1995               1996                1997
                               ----------------------  ------------------ -----------------
Total                                         % of     Total     % of     Total     % of
                                 Amount     Loans (1)  Amount  Loans (1)  Amount  Loans (1)
                               -----------  ---------  ------  ---------  ------  ---------
                                                     (Dollars in Thousands)
Balance at end of period
 applicable to:
 One- to four-family
  residential................        $ 256     92.65%    $252     91.58%     264     88.88%
 Multifamily residential.....            1       .09        -       .06        -       .03
 Unimproved land.............           18      3.16       18      3.27       11      2.69
 Commercial and other........           19      3.50       23      4.27       14      5.78
 Consumer loans..............            -       .60        -       .82        4      2.62
                               -----------  ---------  ------  ---------  ------  ---------
  Total allowance for loan
   losses....................        $ 294    100.00%    $293    100.00%    $293    100.00%
                               ===========  =========  ======  =========  ======  =========
-------------------------

(1) Represents the percent of the Savings Bank's total loan portfolio that is composed of loans in each specific loan category.


INVESTMENT ACTIVITIES

     Investment Portfolio. The following table sets forth certain information regarding the carrying and estimated market values of the investment securities of the Company at the dates indicated.

                                                      At June 30,
                                 -------------------------------------------------------
                                         1995               1996              1997
                                 -------------------  ----------------  ----------------
                                  Carrying    Market  Carrying  Market  Carrying  Market
                                    Value     Value    Value    Value    Value    Value
                                 -----------  ------  --------  ------  --------  ------
                                                     (In Thousands)
Investment securities:
 U.S. Government and federal
  agency obligations...........       $6,183  $6,225    $4,749  $4,774    $3,352  $3,370
 FHLB stock....................          429     429       429     429       429     429
                                      ------  ------    ------  ------    ------  ------

  Total investment securities..       $6,612  $6,654    $5,178  $5,203    $3,781  $3,799
                                      ======  ======    ======  ======    ======  ======

     Investment Portfolio Maturities. The following table sets forth information regarding the carrying value, weighted average yields, and maturities of the investment securities of the Company at June 30, 1997.


                                                                           At June 30, 1997
                                                                           ---------------------------------------------
                              One Year or Less       One to Five Years     Five to Ten Years      More than Ten Years
                             ---------------------   --------------------  ---------------------  -------------------
                                       Annualized             Annualized             Annualized             Annualized
                                        Weighted               Weighted               Weighted               Weighted
                             Carrying    Average    Carrying    Average    Carrying    Average    Carrying    Average
                              Value     Yield (1)    Value     Yield (1)    Value     Yield (1)    Value     Yield (1)
                             --------  -----------  --------  -----------  --------  -----------  --------  -----------
                              (Dollars in Thousands)

U.S. Treasury obligations..    $1,797        6.73        699        6.74          -           -          -           -
Federal Home Loan Bank
 obligations...............         -                    656        6.89          -           -          -           -
Federal National Mortgage
 Association obligations...       200        4.90          -           -          -           -          -           -
Federal Home Loan Bank
 stock (2).................         -                      -                                           429        7.25
                             --------               --------               --------               --------
  Total investments........    $1,979                 $1,355                      -                    429
                             ========               ========               ========               ========




                                    At June 30, 1997
                                    -------------------------------------------------------
                                    Total Investment Securities
                                    -------------------------------------------------------
                                                         Annualized
                                                          Weighted
                                     Carrying    Market    Average
                                      Value      Value    Yield (1)
                                     --------    ------   ----------
U.S. Treasury obligations..             2,496     2,509        6.73
Federal Home Loan Bank
 obligations...............               656       662        6.89
Federal National Mortgage
 Association obligations...               200       199        4.90
Federal Home Loan Bank
 stock (2).................               429       429        7.25
                                     --------    ------
  Total investments........             3,781     3,799        6.72
                                     ========    ======

---------------------------------------------
(1) Annualized interest return as a percentage of acquisition cost.
(2) Federal Home Loan Bank stock has no stated maturity, and is assumed for these purposes to be held ten years.

SOURCES OF FUNDS

     General. The Company's sources of funds are the net proceeds retained by it in connection with the Conversion, and dividends from the Savings Bank. In 1997 the Savings Bank paid $300,000 in dividends to the Company. Deposits are the major source of funds for lending and other investment purposes of the Savings Bank. The Savings Bank=s's deposit-gathering activities are currently conducted from the Savings Bank=s's two facilities in Winnsboro, South Carolina. In addition to deposits, the Savings Bank derives funds from the amortization and prepayment of loans, the maturity of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

     Deposits. Consumer and commercial deposits are attracted principally from within the Savings Bank's market area through the offering of Now accounts, statement savings, money market deposit, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The Savings Bank regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Savings Bank's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Savings Bank has sought to decrease the risk associated with changes in interest rates by offering competitive rates on deposit accounts and by pricing certificates of deposit to provide customers with incentives to choose
certificates of deposit with longer terms.   Due to the current interest rate
environment, however, longer terms are not attractive to customers. The Savings Bank does not obtain funds through brokers or through solicitations outside its market area.

     The weighted-average interest rate on savings deposits was approximately 5.17% in 1996 and 4.84% in 1997. Balances are tabulated as follows:

                                                At June 30,
                          ----------------------------------------------------
                                 1995              1996             1997
                          -----------------  ----------------  ---------------
                                     % of              % of               % of
Amount                      Total    Amount   Total   Amount   Total
------                    -------  --------  -------  ------   -----
                                      (Dollars in Thousands)

NOW Accounts............  $     -       -%  $     -       -%  $ 1,402     4.12%
Regular passbook........    2,293    7.62     2,323    7.43     3,024     8.89
Money-market passbook...    4,223   14.03     4,214   13.47     3,812    11.20
Certificates:
 3.99% and lower........        4     .01         -       -         2      .01
 4.00% - 4.99%..........    5,777   19.19       502    1.61        14      .04
 5.00% - 5.99%..........    7,520   24.98    20,056   64.13    22,301    65.54
 6.00% - 6.99%..........    9,093   30.20     4,178   13.36     2,103     6.18
 7.00% - 7.99%..........    1,196    3.97         -       -     1,559     4.58
 8.00% - 8.99%..........        -       -         -       -        12      .04
Deposit Premium.........        -       -         -       -      (205)    (.60)
                          -------  ------   -------  ------   -------   ------
  Total.................  $30,106  100.00%  $31,273  100.00%  $34,024   100.00%
                          =======  ======   =======  ======   =======   ======


     At June 30, 1997 the Savings Bank had savings accounts in amounts of $100,000 or more maturing as follows:

        Maturity Period                                      Amount
        ---------------                                      ------
                                                         (In Thousands)

        One month through three months..................     $2,011
        Three through six months........................      1,935
        Six through 12 months...........................      1,695
        Over 12 months..................................        117
                                                             ------
            Total.......................................     $5,758
                                                             ======

REGULATION AND SUPERVISION

GENERAL

     The Savings Bank is subject to extensive regulation, examination and supervision by the OTS, and the FDIC as the deposit insurer. The Savings Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the SAIF, which is managed by the FDIC. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Savings Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Savings Bank and their operations. The Company, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS. Certain of the regulatory requirements applicable to the Savings Bank and to the Company are referred to below or elsewhere herein.

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

     The description of statutory provisions and regulations applicable to savings banks set forth in this annual report does not purport to be a complete description of such statutes and regulations and their effect on the Savings Bank. Moreover, because some of the provisions of FDICIA are still in the process of being implemented through the adoption of regulations by the various federal banking agencies, the Savings Bank cannot yet fully assess the impact of these provisions on its operations.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. At June 30, 1997, the Savings Bank was in compliance with its loans to one borrower limitations.

     Qualified Thrift Lender Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings bank is required to maintain at least 65% of its "portfolio assets" (total assets less (I) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly basis in 9 out of every 12 months. A savings bank that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of June 30, 1997, the Savings Bank satisfied the QTL test.

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Savings Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters; provided that the institution would not be undercapitalized, as that term is defined in the OTS Prompt Corrective Action regulations, following the capital distribution. As of June 30, 1997, the Savings Bank would qualify
as a Tier 1 Savings Bank.   In addition, the OTS could prohibit any proposed
capital distribution by the Savings Bank, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. The Savings Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement which is currently 5%, may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flow of member institutions. The Savings Bank's liquidity ratio averaged 23.30% during the month ended June 30, 1997. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. During the month ended June 30 1997, the Savings Bank's short-term liquidity ratio averaged 19.01%. At June 30, 1997, the Savings Bank was in compliance with its liquidity requirements.

     Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. Based on its assets at March 31, 1997, the Savings Bank is required to pay a semi-annual assessment of approximately $7,800.

     Community Reinvestment. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA rating system identifies four levels of performance that may describe an institution's record of meeting community needs: outstanding, satisfactory, needs to improve and substantial non-compliance. The CRA also requires all institutions to make public disclosure of their CRA ratings. The CRA regulations were recently revised. Effective July 1, 1995, the OTS will assess the CRA performance of a savings institution under lending, service and investment tests, and based on such assessment, will assign an institution in one of the four above-referenced ratings. The Savings Bank received an "outstanding" CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

     Transactions with Related Parties. The Savings Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA").
Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary. At June 30, 1997, the Savings Bank was in compliance with the transactions with affiliates rules governed by Sections 23A and 23B.

     The Savings Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Savings Bank may make to such persons based, in part, on the Savings Bank's capital position, and requires certain approval procedures to be followed.

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

     Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3.0% leverage ratio (or core capital ratio) and an 8.0% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights ("PMSRs"). The OTS regulations also require that, in meeting the tangible ratio, leverage and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. At June 30, 1997, the Savings Bank's ratio of tangible capital to total assets, and its ratio of core (leverage) capital to total assets, was 23.1%.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 3.0% leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25%. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. At June 30, 1997, the Savings Bank's ratio of core capital to total adjusted assets was 23.1%, and its ratio of total capital to risk-weighted assets was 48.7%.

     OTS regulatory capital rule also incorporates an interest rate risk component. Savings banks with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings bank's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates, divided by the estimated economic value of the Savings Bank's assets. In calculating its total capital under the risk-based rule, a savings bank whose measured interest rate risk exposure exceeds 2%, must deduct an interest rate component equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. A savings bank with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an institution's interest rate risk component on a case-by-case basis.

     At June 30, 1997, the Savings Bank was in compliance with all of its capital requirements.

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

INSURANCE OF DEPOSIT ACCOUNTS

     The Savings Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings banks, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

     The minimum annual deposit insurance premiums are currently assessed at the rate of .065% of deposits for all SAIF-insured members. The FDIC, however, is authorized to raise premiums in certain circumstances related to fund losses and severe economic circumstances and has exercised this authority several times with respect to premiums paid to the Bank Insurance Fund ("BIF") by commercial banks and BIF-member savings banks.

     In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment was 65.7 basis points per $100 in deposits, payable on November 30, 1996. For the Savings Bank, the assessment amounted to $193,000 (or $127,000 when adjusted for taxes), based on the Savings Bank's deposits on March 31, 1995. In addition, beginning January 1, 1997, pursuant to the legislation, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation will be paid jointly by BIF-insured institutions and SAIF-insured institutions. The FICO assessment will be 1.29 basis points per $100 in BIF deposits and 6.44 basis points per $100 in SAIF deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits).

     The legislation further provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings banks as of that date. Several bills have been introduced in the current Congress that would eliminate the federal thrift charter and OTS. The bills would require that all federal savings banks convert to national banks or state depository institutions by no later than January 1, 1998 in one bill and June 30, 1998 in the other and would treat all state savings banks as state banks for purposes of federal banking laws. Subject to a narrow grandfathering, all savings and loan holding companies would become subject to the same regulation as bank holding companies under the pending legislative proposals. Under such proposals, any lawful activity in which a savings bank participates would be permitted for up to two years following the effective date of its conversion to the new charter, with two additional one-year extensions which may be granted at the discretion of the regulator. The legislative proposals would also abolish the OTS and transfer its functions to the federal bank regulators with respect to the institutions and to the Federal Reserve Board with respect to the regulation of holding companies. The Savings Bank is unable to predict whether the legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted, would affect its business. The Savings Bank is also unable to predict whether the SAIF and BIF funds will eventually be merged.

     While the legislation has reduced the disparity between premiums paid on BIF deposits and SAIF deposits, and has relieved the thrift industry of a portion of the contingent liability represented by the FICO bonds, the premium disparity between SAIF-insured institutions, such as the Savings Bank, and BIF-insured institutions will continue until at least January 1, 1999. Under the legislation, the Savings Bank anticipates that its ongoing annual SAIF premiums will be approximately $21,200.

FEDERAL HOME LOAN BANK SYSTEM

     The Savings Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Savings Bank was in compliance with this requirement with an investment in FHLB-Atlanta stock, at June 30, 1997, of $429,000.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $54.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $54.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $54.0 million. The first $4.2 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Savings Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

HOLDING COMPANY REGULATION

     The Company is a non-diversified savings and loan holding company within the meaning of the HOLA, as amended. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Savings Bank is required to notify the OTS 30 days before declaring any dividend to the Company.

     As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Savings Bank continues to be a QTL. Upon any nonsupervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation. The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

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

ITEM 2.   PROPERTIES
-------   ----------

     The Company conducts its business through two facilities located in Winnsboro, Fairfield County, South Carolina. The main office at its current location opened and has been owned by the Savings Bank since 1970. The branch office acquired from First Palmetto is leased. At June 30, 1997, the net book value of the Company's property and equipment was $551,000.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     Not applicable.
                                 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
-------   ---------------------------------------------------------------------

     As of June 30, 1997, the Company had 699,733 shares of common stock issued and outstanding. At such date, the Company had 335 shareholders of record. The Company's common stock is traded on the NASDAQ Small-Cap market under the symbol "SCCB." Set forth below are the quarterly high and low bid prices for the Common Stock, as reported on the NASDAQ Small Cap Market, for the last eight quarters of trading.

                                                    High    Low
                                                    -----  -----

          Quarter ended September 30, 1995........  17.00  15.00
          Quarter ended December 31, 1995.........  17.50  17.00
          Quarter ended March 31, 1996............  17.50  17.00
          Quarter ended June 30, 1996.............  17.00  16.25
          Quarter ended September 30, 1996........  16.00  15.00
          Quarter ended December 31, 1996.........  15.00  15.00
          Quarter ended March 31, 1997............  19.75  16.50
          Quarter ended June 30, 1997.............  19.25  17.50

     During 1996 and 1997, the Company declared semi-annual cash dividends of
$.30 per share.   For a discussion of limitations on the Company's ability to pay cash dividends, see Item 1. Business-Regulation and Supervision-Limitation on Capital Distributions; and Notes 9 and 16 to the Notes to Consolidated Financial Statements.

Item 5-A. Selected Financial Data
--------- -----------------------

     Set forth below are selected financial and other data of the Company.

                                                                       At June 30,
                                                  ----------------------------------------------------------
                                                      1993         1994       1995        1996       1997
                                                  -----------   ----------  ---------   --------  ----------
                                                                      (In Thousands)
SELECTED FINANCIAL DATA:

Total assets................................          $39,885     $47,341     $43,947   $44,172  $46,598
Loans receivable, net.......................           31,869      32,445      33,047    33,338   35,955
Interest-earning deposits...................            2,991       8,307       2,836     4,171    5,242
Investment securities.......................            3,531       5,009       6,612     5,178    3,781
Foreclosed real estate, net.................              188         145         171       156       96
Deposits....................................           34,119      34,265      30,106    31,273   34,024
Stockholders equity.........................            5,500       6,152      13,350    12,309   11,962




                                                                For the Year Ended June 30,
                                                  ----------------------------------------------------------
                                                      1993         1994       1995        1996       1997
                                                  -----------   ----------  ---------   --------  ----------
                                                                       (In Thousands)
SELECTED OPERATING DATA:

Interest income.............................          $ 3,465     $ 3,196     $ 3,429   $ 3,406  $ 3,500
Interest expense on savings accounts
  and borrowed money........................            1,748       1,442       1,351     1,643    1,635
                                                      -------     -------     -------   -------  -------
        Net interest income.................            1,717       1,754       2,078     1,763    1,865

  Provision for loan losses.................               11         151           -         -        -
                                                      -------     -------     -------   -------  -------
        Net interest income after
          provision for loan losses.........            1,706       1,603       2,078     1,763    1,865

Noninterest income..........................               47          42         110        35       88

Noninterest expense.........................              481         530         705       991    1,272
                                                      -------     -------     -------   -------  -------

Income before income taxes and
  effect of change in accounting principle..            1,272       1,115       1,483       807      681

Income tax expense..........................              493         411         556       319      258
                                                      -------     -------     -------   -------  -------

Income before change
  in accounting principle...................              779         704         927       488      423

Cumulative effect of change in
  accounting for income taxes...............                -         (52)          -         -        -
                                                      -------     -------     -------   -------  -------

Net income..................................          $   779     $   652     $   927   $   488  $   423
                                                      =======     =======     =======   =======  =======

Net income per share (1)....................              N/A         N/A     $  1.28   $   .67  $   .62
                                                                              =======   =======  =======

____________________________________
(1) There were no shares outstanding prior to the Company's initial offering of July 7, 1994


                                                    At or for the Year Ended June 30,
                                             --------------------------------------------
                                                1993      1994     1995     1996    1997
                                             --------   -------   ------   ------  ------


SELECTED FINANCIAL RATIOS AND OTHER DATA:
  Return on average assets...................    1.96%    1.60%    2.10%    1.11%     .93%
  Return on average stockholders' equity.....   15.24    11.11     7.07     3.77     3.46
  Average equity to average assets...........   12.83    14.39    29.80    29.38    26.71
  Total equity to total assets...............   13.79    13.00    30.38    27.87    25.67
  Operating expenses to average assets.......    1.21     1.30     1.60     2.25     2.78
  Net interest income to operating expenses..  356.96   330.94   294.75   177.90   146.62
  Nonperforming loans to total loans (1).....    3.07     2.01      .80     1.40     1.08
  Nonperforming assets to total assets (2)...    3.01     1.74     1.01     1.44     1.06
------------------------------------------------------------------------------------------

(1) Nonperforming loans consist of non-accruing loans past due 90 days or more and accruing loans past due 90 days or more.
(2) Nonperforming assets consist of nonperforming loans and real estate acquired through foreclosure.



ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

GENERAL

     The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on the Company's interest-earning assets, consisting primarily of mortgage loans, interest-bearing deposits at other institutions, and investment securities, and the interest paid on interest-bearing liabilities consisting primarily of savings deposits. Net interest income is a function of the Company's interest rate spread, which is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to interest-bearing liabilities. The Company's earnings also are affected by its level of noninterest income including loan origination fees, gains on sale of investment securities, and other noninterest income, and noninterest expense, including primarily compensation and related costs, occupancy and equipment, SAIF insurance premiums, data processing and other noninterest expense. Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Company.

   The Company's total consolidated assets increased by approximately $2.2 million or 5.5% from $44.2 million at June 30, 1996 to $46.6 million at June 30, 1997. The increase in assets for the period was primarily attributable to the acquisition of the branch facility.

   The composition of the Company's balance sheet has not been materially affected by market conditions between June 30, 1996 and June 30, 1997. Net loans increased $2.6 million or 7.9%. This increase resulted from the Company's acquisition of approximately $2.2 million from the branch acquisition and normal loan originations.

     Deposits increased $2.7 million or 8.8%, from $31.3 million at June 30, 1996 to $34.0 million at June 30, 1997. The increase in deposits was primarily attributable to a $1.5 million growth in Now accounts and 1.2 million growth in certificates of deposit. This overall growth is directly the result of deposits assumed with the branch acquisition.

On October 25, 1996 the Company closed on its agreement with First Palmetto Savings Bank to acquire a branch office in Winnsboro, South Carolina. The Company purchased branch loans of approximately $2.2 million and assumed deposit account liabilities of approximately $4.0 million. In connection with the acquisition of the deposit accounts, the Company paid a premium of approximately $219,000. The Company also received cash at the closing of the deal of approximately $1.5 million due to the fact that it assumed more liabilities than assets purchased

     During fiscal 1997, the Company repurchased 35,677 shares of its Common Stock at an aggregate cost of approximately $562,000.

AVERAGE BALANCE SHEET

     The following table sets forth certain information relating to the Company's consolidated statement of financial condition at June 30, 1995, 1996 and 1997, and its consolidated statement of income for the years ended those dates. It reflects the average yield on assets and the average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of related assets or liabilities for the periods shown. Average loan and savings account balances are derived from month-end balances as opposed to daily balances; management does not believe that the use of month-end balances resulted in any material effect on the information presented. Loan interest includes fees which are considered yield adjustments; average loan balances include non-accruing loans.



                                                                                   Year Ended June 30,
                                            ----------------------------------------------------------------------------------------
                                                        1995                         1996                          1997
                                            ----------------------------  -----------------------------  ---------------------------
                                                                Average                        Average                       Average
                                             Average             Yield/   Average              Yield/    Average              Yield/
                                             Balance  Interest    Cost    Balance   Interest    Cost     Balance   Interest    Cost
                                            --------  --------- --------  --------  ---------  --------  --------  ---------  ------
                                                                             (Dollars in Thousands)
Assets:
  Interest-earning assets:
    Loans receivable and mortgage-backed
      securities.............................  $33,216   $2,884    8.68%  $33,075   $2,817      8.52%    $35,254     $2,966   8.41%
    Investment securities....................    6,992      388    5.55     5,188      333      6.42       4,108        279   6.79
    Interest-earning deposits................    2,825      157    5.56     4,615      256      5.55       4,935        255   5.17
                                               -------    -----           -------    -----               -------   --------
      Total interest-earning assets..........   43,033    3,429    7.97    42,878    3,406      7.94      44,297      3,500   7.90
                                               -------    -----           -------    -----               -------   --------
  Noninterest-earning assets.................    1,058                      1,189                          1,408
                                               -------                    -------                        -------
        Total assets.........................  $44,091                    $44,067                         45,705
                                               =======                    =======                        =======

Liabilities and Equity:
  Interest-bearing liabilities:
     Now accounts............................  $     -        -           $     -        -               $   784         13   1.66
    Passbook savings accounts................    2,154       70    3.25     2,385       71      2.98       2,675         84   3.14
    Certificates and money market
     savings accounts........................   28,438    1,281    4.50    28,331    1,572      5.55      29,306      1,538   5.25
Total interest-bearing liabilities...........   30,592    1,351    4.42    30,716    1,643      5.35      32,765      1,635   4.99
                                                          -----                      -----                         --------

  Noninterest-bearing deposits...............        -                          -                            247
  Noninterest-bearing liabilities............      380                        406                            484
                                               -------                    -------                        -------
      Total liabilities......................   30,972                     31,122                         33,496
                                               -------                    -------                        -------
  Stockholders' Equity.......................   13,119                     12,945                         12,209
                                               -------                    -------                        -------
        Total liabilities and stockholders'
          equity earnings....................  $44,091                    $44,067                        $45,705
                                               =======                    =======                        =======

Net interest income/net interest
  rate spread (1)............................  $ 2,078     3.55%          $ 1,763     2.59%              $ 1,865       2.91%
                                               =======    =====           =======    =====               =======   --------

Net earning assets/net interest
  margin (2).................................              4.83%                      4.12%                            4.21%
                                                          =====                      =====                         ========

Ratio of interest-earning assets to
  interest-bearing liabilities...............   140.67%                    138.20%                        135.20%
                                               =======                    =======                        =======

---------------------------------------------
(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income before the provision for loan losses divided by total interest-earning assets.

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

                                                             Year Ending June 30,
                                            ---------------------------------------------------
                                                1996 vs. 1995                1997 vs. 1996
                                            -------------------------  ------------------------
                                            Increase/(Decrease)           Increase/(Decrease)
                                                   Due to                       Due to
                                            -------------------------  ------------------------
                                              Volume    Rate     Net   Volume    Rate    Net
                                            ---------  ------  ------  ------  ------  --------
                                                                (In Thousands)

Interest-earning assets:
  Net loans and mortgage-backed
      securities.....................          $ (13)  $ (54)  $ (67)   $186    $(37)    $149
  Investment securities..............           (100)     45     (55)    (69)     15      (54)
  Interest-earning deposits..........            100      (1)     99      18     (19)      (1)
                                               -----   -----   -----    ----    ----     ----
      Total interest-earning assets..          $ (13)  $ (10)  $ (23)   $135     (41)      94
                                               =====   =====   =====    ====    ====     ====

Interest-bearing liabilities:
  NOW accounts.......................          $   -   $       $   -    $ 68    $(76)    $ (8)
  Savings accounts...................              6     286     292       -       -        -
                                               -----   -----   -----    ----    ----     ----
Total interest-bearing liabilities...          $   6   $ 286   $ 292    $ 68    $(76)    $ (8)
                                               =====   =====   =====    ====    ====     ====

Net change in net interest income....          $ (19)  $(286)  $(315)   $ 67    $ 35     $102
                                               =====   =====   =====    ====    ====     ====

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

NET INCOME. Net income decreased $65,000 or 13.3% from $488,000 for the fiscal year ended June 30, 1996 to $423,000 for 1997. The return on average assets was 1.11% for the 1996 compared to .93% for 1997. This decrease resulted primarily from an increase of $281,000 in non-interest expenses offset by a $102,000 increase in net interest income and $53,000 increase in non-interest income.

NET INTEREST INCOME. Net interest income increased $102,000 or 5.8% from $1.8 million for 1996 to $1.9 million for 1997. The improvement in net interest income primarily reflects an increase in average interest-earning assets for the Company of $1.4 million or 3.3% for the year ended June 30, 1997 as compared to 1996 as a result of the loan growth from the branch acquisition. The interest rate spread increased from 2.59% for 1996 to 2.91% for the 1997.

INTEREST INCOME. Total interest income increased $94,000 from $3.4 million for the year ended June 30, 1996 to $3.5 million for 1997. Interest on loans increased $154,000, or 5.5%. Interest on investments decreased $54,000 as the average portfolio decreased $1.1 million in 1997 as compared to 1996.

INTEREST EXPENSE. Interest expense decreased $8,000 for the year ended June 30, 1997 compared to the year ended June 30, 1996. The decrease was the result of a 24 basis point decrease in the cost of funds offset by a $1.3 million increase in average interest-bearing deposits. The majority of this deposit growth came as a result of the branch acquisition.

PROVISION FOR LOAN LOSSES. The Company did not record any provision for loan losses for either 1996 or 1997. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. The ratio of allowance to non-performing loans at June 30, 1997 was 96.1% and nonperforming loans to total loans was only .83%.

     Management uses a systematic approach in determining the adequacy of its loan loss allowance and the necessary provision for loan losses, through a classification of assets program, whereby the loan portfolio is reviewed generally and delinquent loan accounts are analyzed individually, on a quarterly basis. Consideration is given to the account status, payment history, ability to repay and probability of repayment, and loan-to-value percentages. As a result of this review and analysis, loans are classified in the appropriate categories applicable to their circumstances. After reviewing current economic conditions, changes in delinquency status, and actual loan losses incurred, management establishes an appropriate reserve percentage applicable to each category of assets, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Historically, the Savings Bank's ratio of nonperforming loans to total loans has been higher in comparison to its peers, while the ratio of its allowance for loan losses to nonperforming loans has been lower in comparison to its peers.

NON-INTEREST INCOME. Non-interest income has increase as a result of the new products and services being offered. These products and services are fee income sensitive. This income was $35,000 for the year ending June 30, 1996 and $88,000 for the same period in 1997.

NON-INTEREST EXPENSE. Non-interest expense increased by $281,000 from $991,000 for the year ending June 30, 1996 to $1.3 million for 1997. The increase was the direct result of a $169,000 increase in deposit insurance and $53,000 increase in other non-interest expenses. The special deposit insurance assessment by the Federal Deposit Insurance Corporation ("FDIC") for members of the Savings Association Insurance Fund ("SAIF") was $193,000. Other non-interest expenses increase as a result of additional expenses associated with the new branch addition and the additional banking products being offered. Data processing increased $31,000 with the addition of the new branch and additional volume of new loan and deposit accounts.

LIQUIDITY AND CAPITAL RESOURCES

     The Savings Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. The Savings Bank maintains liquidity levels significantly in excess of regulatory requirements. The Savings Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, repayment of borrowings and loan commitments. The Savings Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

     The Company's sources of funds are the net proceeds retained by it in connection with the Conversion, and dividends from the Savings Bank. In 1997, the Savings Bank paid $300,000 in dividends to the Company. The Savings Bank's primary sources of funds are deposits, amortization and prepayment of loans, maturities of investment securities, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Savings Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Savings Bank invests in short-term interest-earning assets, which provide liquidity to meet lending requirements. At June 30, 1997, $2.0 million, or 59.6%, of the Savings Bank's investment portfolio was scheduled to mature in one year or less, $1.4 million, or 40.4%, was scheduled to mature in one to five years. For additional information about cash flows from the Company's operating, financing, and investing activities, see Statements of Cash Flows included in the Consolidated Financial Statements.

     A major portion of the Savings Bank's liquidity consists of cash and cash equivalents, which are a product of its operating, investing, and financing activities. The primary sources of cash are net income, principal repayments on loans, and increases in deposit accounts. Liquidity management is both a daily and long-term function of business management. If the Savings Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds.

     At June 30, 1997, the Savings Bank had outstanding loan commitments of $297,000. This amount does not include the unfunded portion of loans in process. Savings certificates scheduled to mature in less than one year at June 30, 1997, totalled $23.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Savings Bank.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Because Community Federal originates only fixed-rate loans, its net interest income is influenced significantly by the movement of interest rates in general. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

     Accounting for Stock-Based Compensation. In October 1995, the Financial
     ----------------------------------------
Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share, as if this statement had been adopted. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. See Note 15 to the consolidated financial statements for the effect of implementation of SFAS No. 123.

ITEM 7.    FINANCIAL STATEMENTS
-------    --------------------

     The following audited financial statements and related documents are presented herein on the following pages:

     (a)  Independent Auditors' Report.....................................  30
     (b)  South Carolina Community Bancshares, Inc. and Subsidiary:
          (i)   Consolidated Balance Sheets................................  31
          (ii)  Consolidated Statements of Income..........................  32
          (iii) Consolidated Statements of Stockholders' Equity............  33
          (iv)  Consolidated Statements of Cash Flows......................  34
          (v)   Notes to Consolidated Financial Statements.................  36

     With the exception of the aforementioned sections, the Registrant's 1997 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-KSB, and no other sections of the 1997 Annual Report to Stockholders are incorporated herein by this reference.

                                SOUTH CAROLINA
                          COMMUNITY BANCSHARES, INC.

                             Financial Statements

                            June 30, 1996 and 1997


                  (with Independent Auditors' Report thereon)

            [LETTERHEAD OF CRISP HUGHES & CO., L.L.P. APPEARS HERE]


                         Independent Auditors' Report
                         ----------------------------

To the Board of Directors
South Carolina Community Bancshares, Inc.


We have audited the accompanying consolidated balance sheets of South Carolina Community Bancshares, Inc. and Subsidiary (the "Company") as of June 30, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1996 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                  /s/ Crisp Hughes & Co., L.L.P.

Asheville, North Carolina
August 7, 1997

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                          Consolidated Balance Sheets
                       (in thousands, except share data)


                                                                 June 30,
                                                           ---------------------
                Assets                                       1996       1997
                ------                                       ----       ----
Cash and due from banks                                    $   416    $   436
Interest earning deposits                                    4,171      5,242
Investment securities, held to maturity                      4,749      3,352
Loans receivable, net                                       33,338     35,955
Mortgage-backed securities, held to maturity                    62         48
Premises and equipment, net                                    415        551
Federal Home Loan Bank stock                                   429        429
Interest receivable                                            347        340
Real estate                                                    156         96
Prepaid expenses and other assets                               89        149
                                                            ------     ------

     Total assets                                          $44,172    $46,598
                                                            ======     ======

 Liabilities and Stockholders' Equity
 ------------------------------------

Deposits                                                   $31,273    $34,024
Advance payments for taxes and insurance                        23         42
Accrued expenses and other liabilities                         385        374
Income taxes:
 Current                                                        68         78
 Deferred                                                      114        118
                                                            ------     ------
     Total liabilities                                      31,863     34,636
                                                            ------     ------

Stockholders' equity:
 Preferred stock ($.01 par value, 200,000
  shares authorized; none outstanding)                           -          -
 Common stock ($.01 par value, 1,400,000 shares
  authorized; 780,275 shares issued; 735,410
  outstanding at June 30, 1996 and 699,733 at
  June 30, 1997)                                                 8          8
 Paid in capital                                             7,279      7,321
 Retained earnings, substantially restricted                 6,769      6,801
 Treasury stock at cost (44,865 shares at June 30, 1996
  and 80,542 shares at June 30, 1997)                         (790)    (1,352)
 Unearned compensation:
  Employee Stock Ownership Plan                               (514)      (452)
  Management Recognition Plan                                 (443)      (364)
                                                            ------     ------
     Total stockholders' equity                             12,309     11,962
                                                            ------     ------

     Total liabilities and stockholders' equity            $44,172    $46,598
                                                            ======     ======


The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                       Consolidated Statements of Income
                  (in thousands, except net income per share)


                                                                Years Ended
                                                                  June 30,
                                                              ------------------
                                                                1996      1997
                                                                ----      ----
Interest income:
 Loans                                                        $  2,810  $  2,964
 Mortgage-backed securities                                          7         2
 Investments                                                       333       279
 Interest earning deposits                                         256       255
                                                               -------   -------
     Total interest income                                       3,406     3,500

Interest expense:
 Deposits                                                        1,643     1,635
                                                               -------   -------
     Net interest income                                         1,763     1,865

Provision for loan losses                                          -         -
                                                               -------   -------
     Net interest income after provision for loan losses         1,763     1,865
                                                               -------   -------
Noninterest income:
 Loan fees and services                                            -          35
 Other                                                              35        53
                                                               -------   -------
     Total noninterest income                                       35        88
                                                               -------   -------

Noninterest expenses:
 Compensation and employee benefits                                585       588
 Net occupancy expense                                              52        77
 Deposit insurance premiums                                         69       238
 Data processing                                                    42        73
 Other                                                             243       296
                                                               -------   -------
     Total noninterest expenses                                    991     1,272
                                                               -------   -------

     Income before income taxes                                    807       681

Income tax expense                                                 319       258
                                                               -------   -------

     Net income                                               $    488  $    423
                                                               =======   =======

Weighted average common equivalent shares outstanding              729       678

Net income per share                                              $.67      $.62


The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity
                       (in thousands, except share data)



                                                                                     Unearned Compensation
                                          Common  Paid-In  Retained   Treasury  -------------------------------
                                          Stock   Capital  Earnings     Stock    for ESOP   for MRP     Total
                                          ------  -------  ---------  ---------  ---------  --------  ---------
Balance at June 30, 1995                  $    8  $ 7,227   $ 6,704   $      -   $   (589)  $     -    $13,350

Net income                                     -        -       488          -          -         -        488

Cash dividends ($.60 per share)                -        -      (423)         -          -         -       (423)

Purchase of MRP shares                         -        -         -          -          -      (568)      (568)

ESOP and MRP compensation earned               -       52         -          -         75       125        252

Treasury stock purchased (44,865 shares)       -        -         -       (790)         -         -       (790)
                                          ------  -------   -------   --------   --------   -------    -------

Balance at June 30, 1996                       8    7,279     6,769       (790)      (514)     (443)    12,309

Net income                                     -        -       423          -          -         -        423

Cash dividends ($.60 per share)                -        -      (391)         -          -         -       (391)

ESOP and MRP compensation earned               -       42         -          -         62        79        183

Treasury stock purchased (35,677 shares)       -        -         -       (562)         -         -       (562)
                                          ------  -------   -------   --------   --------   -------    -------

Balance at June 30, 1997                  $    8  $ 7,321   $ 6,801   $ (1,352)  $   (452)  $  (364)   $11,962
                                          ======  =======   =======   ========   ========   =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                (in thousands)



                                                                Years Ended
                                                                  June 30,
                                                              ---------------
                                                               1996     1997
                                                               ----     ----
Operating activities:
 Net income                                                   $  488   $  423
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                                    26       45
  (Gain) loss on sale of real estate owned                         5       (3)
  Deferred income taxes (benefit)                                (10)       4
  Amortization of deposit premium                                  -       14
  Accretion of discounts on investment securities, net            (7)      (4)
  Purchase of MRP shares                                        (568)       -
  Amortization of unearned compensation                          252      183
  Net decrease in deferred loan fees                             (22)     (41)
  Decrease in accrued interest receivable                         17        7
  Increase in prepaid expenses and other assets                   (3)     (60)
  Increase in income taxes payable                                56       10
  Increase (decrease) in accrued expenses and other
   liabilities                                                     4        -
                                                              ------   ------
     Net cash provided by operating
      activities                                                 238      578
                                                              ------   ------

Investing activities:
 Net increase in loans                                          (317)    (323)
 Branch acquisition                                                -    1,576
 Capitalized costs on real estate owned                           (2)      (7)
 Proceeds from sale of real estate owned                          60       10
 Proceeds from maturities of investment securities             2,398    1,600
 Purchases of investment securities                             (957)    (199)
 Principal payments on mortgage-backed securities                 16       14
 Purchases of premises and equipment                              (1)    (181)
                                                              ------   ------
     Net cash provided by investing
      activities                                               1,197    2,490
                                                              ------   ------

                                                                     (continued)

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                (in thousands)



                                                               Years Ended
                                                                 June 30,
                                                            ------------------
                                                              1996      1997
                                                              ----      ----
Financing activities:
 Net increase (decrease) in deposits                         $1,167    $(1,032)
 Acquisition of treasury stock                                 (790)      (562)
 Increase in advance payments for taxes and insurance            23         19
 Dividends paid                                                (397)      (402)
                                                             ------    -------
     Net cash provided (used) by
      financing activities                                        3     (1,977)
                                                             ------    -------
Net increase in cash and cash equivalents                     1,438      1,091

Cash and cash equivalents at beginning of year                3,149      4,587
                                                             ------    -------
Cash and cash equivalents at end of year                     $4,587    $ 5,678
                                                             ======    =======

Supplemental disclosures of cash flow information
-------------------------------------------------
 Cash paid during the period for:
  Interest                                                   $1,657    $ 1,627
  Income taxes, net of refunds                                  254        244
                                                             ======    =======

 Noncash investing and financing activities:
  Real estate acquired in satisfaction of
   mortgage loans                                            $   48    $     -
  Loan to facilitate sale of real estate                          -         60
                                                             ======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            June 30, 1996 and 1997
                        (Tabular amounts in thousands)

1. Summary of Significant Accounting Policies
   ------------------------------------------

   South Carolina Community Bancshares, Inc. (the "Holding Company") was formed in March 1994, as the holding company for Community Federal Savings Bank (the "Bank").

   The accounting and reporting policies of the Holding Company and the Bank (collectively referred to as the "Company") conform, in all material respects, to generally accepted accounting principles and to general practices with the savings and loan industry. The following summarize the more significant of these policies and practices.

   Nature of Operations - The Holding Company's only endeavor is its investment
   --------------------
   in the Bank, a federally chartered stock savings bank. The Bank's principal line of business is originating residential and nonresidential first mortgage loans. The loans are primarily with individuals.

   Estimates - The preparation of financial statements in conformity with
   ---------
   generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Principles of Consolidation - The consolidated financial statements include
   ---------------------------
   the accounts of the Holding Company and its subsidiary, the Bank. Intercompany balances and transactions have been eliminated.

   Loans Receivable - Loans receivable are carried at their unpaid principal
   ----------------
   balance less, where applicable, deferred loan origination fees and allowances for losses. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Interest accrual is discontinued when a loan becomes 90 days delinquent or impaired unless, in management's opinion, the loan is well secured and in process of collection. Interest income is subsequently recognized only to the extent cash payments are received until such time that, in management's opinion, the borrower will be able to meet payments as they become due.

   The Company's policy on first mortgage loans is to lend within its primary market area which is defined as Fairfield County and the surrounding counties in South Carolina. It is the Company's normal policy to limit an individual single-family mortgage loan to 80% of the appraised value of the property securing the loan. The Company normally requires the borrower to obtain private mortgage insurance for loans in excess of 80% of the

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

   appraised value of the property securing the loan. The Company normally requires the borrower to obtain private mortgage insurance for loans in excess of 80% of the appraised value of the property.

   The Company's multi-family and nonresidential real estate loans consist of properties located in its primary market. The Company's policy is to limit loans on multi-family residential complexes and nonresidential loans to 75% of the appraised value of the property securing the loan, and land loans to 70% of the appraised value.

   The Company's policy requires that consumer and other installment loans be supported primarily by the borrower's ability to repay the loan and secondarily by the value of the collateral securing the loan, if any.

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

   Investment and Mortgage-Backed Securities - Investment securities and
   -----------------------------------------
   mortgage-backed securities held to maturity are stated at amortized cost since the Company has both the ability and intent to hold such securities to maturity. Premiums and discounts on the investment and mortgage-backed securities are amortized or accreted into income over the contractual terms of the securities using a level yield interest method. Gains and losses on the sale of these securities are calculated based on the specific identification method.

   Premises and Equipment - Land is carried at cost. Premises and equipment are
   ----------------------
   carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 5 to 30 years. The cost of maintenance and repairs is charged to expense as incurred while expenditures which materially increase property lives are capitalized.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

   Federal Home Loan Bank Stock - Investment in stock of the Federal Home Loan
   ----------------------------
   Bank is required by law of every federally insured savings and loan or savings bank. The investment is carried at cost. No ready market exists for the stock and it has no quoted market value.

   Real Estate - Real estate acquired through, or in lieu of, loan foreclosure
   -----------
   is initially recorded at fair value at the date of foreclosure or in-substance foreclosure. Subsequent to foreclosure, real estate is recorded at the lower of initial fair value or existing fair value less estimated cost to sell (net realizable value). Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

   Valuations are periodically performed by management, and an allowance for losses is established by a charge to income if the carrying value of a property exceeds its estimated net realizable value.

   Income Taxes -   The Company utilizes the liability method of computing
   ------------
   income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred tax liabilities and assets are established for future tax return effects of temporary differences between the stated value of assets and liabilities for financial reporting purposes and their tax basis. The focus is on accruing the appropriate balance sheet deferred tax amount, with the statement of income effect being the result of changes in balance sheet amounts from period to period. Current income tax expense is provided based upon the actual tax liability incurred for tax return purposes.

   Income Per Share -   Income per share is computed by dividing net income by
   ----------------
   the weighted average number of shares and share equivalents outstanding during the year. Share equivalents include, if applicable, dilutive stock option share equivalents determined using the treasury stock method, ESOP shares, and MRP shares.

   Cash Flow Information - As presented in the consolidated statements of cash
   ---------------------
   flows, cash and cash equivalents include cash on hand and interest-earning deposits in other banks. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Approximately $100,000 of cash is pledged against certain deposits at June 30, 1997.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

2. Investment Securities
   ---------------------

   The amortized cost and estimated market values of investments are summarized as follows:

                                                      Gross         Gross         Estimated
                                     Amortized      Unrealized    Unrealized        Market
                                       Cost           Gains         Losses          Value
                                       ----           -----         ------          -----
    Held to maturity:
     June 30, 1996:
       U.S. government and
         agency obligations          $   4,749      $      34      $      (9)     $   4,774
                                      ========       ========       ========       ========

     June 30, 1997:
       U.S. government and
         agency obligations          $   3,352      $      21      $      (3)     $   3,370
                                      ========       ========       ========       ========

   The amortized cost and estimated market values of securities by contractual maturity are as follows:

                                                                           Estimated
                                             Amortized Cost              Market Value
                                        ----------------------      ----------------------
                                          1996          1997          1996          1997
                                          ----          ----          ----          ----

    Due in one year or less             $  1,600      $  1,997      $  1,602      $  2,002
    Due in one year through
     five years                            2,890         1,355         2,911         1,368
    Due after 5 years                        259             -           261           -
                                         -------       -------       -------       -------

                                        $  4,749      $  3,352      $  4,774      $  3,370
                                         =======       =======       =======       =======

   The Company had no investment securities pledged at June 30, 1996 and 1997. There were no investment securities sold during the fiscal years 1996 and 1997.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

3.  Loans Receivable
    ----------------

    Loans receivable are summarized as follows:

                                                              June 30,
                                                     ------------------------
                                                         1996         1997
                                                         ----         ----
     Real estate mortgage loans:
      One to four family                             $   31,067    $   32,317
      Construction                                          350           381
      Commercial real estate                              1,485         2,140
      Other real estate                                   1,121           988
                                                      ---------     ---------
          Total real estate loans                        34,023        35,826
                                                      ---------     ---------

     Consumer loans:
      Savings account loans                                 282           354
      Home equity lines of credit                             -           204
      Other                                                   -           405
                                                      ---------     ---------
                                                            282           963
                                                      ---------     ---------

          Total loans                                    34,305        36,789
                                                      ---------     ---------

     Less:
      Undisbursed portion of loans in process               377           285
      Net deferred loan fees                                297           256
      Allowance for loan losses                             293           293
                                                      ---------     ---------
                                                            967           834
                                                      ---------     ---------

                                                     $   33,338    $   35,955
                                                      =========     =========

   The change in the allowance for loan losses is summarized as follows:

                                                       Years Ending June 30,
                                                     ------------------------
                                                        1996         1997
                                                        ----         ----

     Beginning balance                               $      294    $      293
     Provision charged to income                              -             -
     Charge-offs                                             (1)            -
                                                      ---------     ---------

     Ending balance                                  $      293    $      293
                                                      =========     =========

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

   In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, no loans in non-homogenous groups were determined to be impaired for the year ended or as of June 30, 1996 and 1997, respectively. Commercial other real estate loans are included in the non-homogenous group.

   The loans in homogeneous groups, which are contractually past due ninety days or more, and are in nonaccrual status, total approximately $600,000 at June 30, 1996 and $398,000 at June 30, 1997. The amount the Bank will ultimately realize from these loans could differ materially from their carrying value because of unanticipated future developments affecting the underlying collateral or the borrower's ability to repay the loans. If collection efforts are unsuccessful, these loans will be subject to foreclosure proceedings in the ordinary course of business. Management believes that the Bank has adequate collateral on these loans and that the Bank will not incur material losses in the event of foreclosure. Approximately $53,000 and $55,000 of interest is reserved on these loans at June 30, 1996 and 1997, respectively.

4. Mortgage-Backed Securities
   --------------------------

   The summary of mortgage-backed securities is as follows:

                                                      Gross         Gross         Estimated
                                     Amortized      Unrealized    Unrealized        Market
                                       Cost           Gains         Losses          Value
                                       ----           -----         ------          -----
    Held to maturity:
     June 30, 1996:
      FHLMC Certificates             $      41      $    -         $    -         $      41
      GNMA Certificates                     21           -              -                21
                                      --------       --------       --------       --------
                                     $      62      $    -         $    -         $      62
                                      ========       ========       ========       ========

     June 30, 1997:
      FHLMC Certificates             $      32      $       1      $    -         $      33
       GNMA Certificates                    16           -              -                16
                                      --------       --------       --------       --------
                                     $      48      $       1      $    -         $      49
                                      ========       ========       ========       ========

   Although mortgage-backed securities are initially issued with a stated maturity date, the underlying mortgage collateral may be prepaid by the mortgagee and, therefore, such securities may not reach their maturity date.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

   The Company had no sales of mortgage-backed securities during the fiscal years 1996 and 1997. Mortgage-backed securities were not pledged at June 30, 1996 and 1997.

5. Real Estate
   -----------

   Real estate is summarized as follows:

                                                                 June 30,
                                                           --------------------
                                                             1996        1997
                                                             ----        ----

     Real estate acquired in settlement of loans           $     37    $     96
     In substance foreclosed real estate                        119         -
                                                            -------     -------

                                                           $    156    $     96
                                                            =======     =======

6. Interest Receivable
   -------------------

   Interest receivable is summarized as follows:

                                                                 June 30,
                                                           --------------------
                                                             1996        1997
                                                             ----        ----

     Loans receivable                                      $    315    $    335
     Investment securities                                       84          57
     Interest earning deposits                                    1           3
     Allowance for uncollected interest                         (53)        (55)
                                                            -------     -------
                                                           $    347    $    340
                                                            =======     =======

7. Premises and Equipment
   ----------------------

   Premises and equipment are summarized as follows:

                                                                 June 30,
                                                           --------------------
                                                             1996        1997
                                                             ----        ----

     Land                                                  $     48    $     48
     Building and improvements                                  384         393
     Furniture, fixtures and equipment                          158         330
                                                            -------     -------
                                                                590         771
     Less accumulated depreciation                              175         220
                                                            -------     -------

                                                           $    415    $    551
                                                            =======     =======

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

8. Deposits
   --------

   Deposit account balances are summarized as follows:

                                                        Weighted Average
                                       June 30,          Interest Rates
                                   --------------------------------------
                                    1996      1997       1996      1997
                                    ----      ----       ----      ----
       Noninterest bearing         $   -     $   485       -  %      -  %
       NOW accounts                    -         917       -  %     1.75%
       Money market accounts         4,214     3,812      3.36%     3.34%
       Passbook accounts             2,323     3,024      3.30%     2.98%
       Certificates of deposit      24,736    25,991      5.66%     5.48%
       Deposit premium                   -      (205)      -         -
                                   -------   -------   -------   -------

                                   $31,273   $34,024      5.17%     4.84%
                                   =======   =======   =======   =======

   In 1997, the Company purchased a branch and paid a premium of approximately $219,000 for its deposits. The premium is to be amortized over an eight year period as an adjustment to interest expense.

   The aggregate amount of deposits with a minimum denomination of $100,000 is approximately $6,565,000 and $8,258,000 at June 30, 1996 and 1997,
   respectively.

   Contractual maturities of certificate accounts are summarized as follows:


                                                        June 30,
                                                   ------------------
                                                     1996      1997
                                                     ----      ----

       12 months or less                            $20,482   $23,393
       1-2 years                                      3,862     1,896
       2-3 years                                        392       702
                                                    -------   -------

                                                    $24,736   $25,991
                                                    =======   =======

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

   Interest expense on deposits is summarized as follows:

                                                          June 30,
                                                     -----------------
                                                       1996      1997
                                                     --------  --------

       Passbook savings                               $   71    $   84
       Money market and NOW                              159       139
       Certificates of deposit                         1,413     1,398
       Amortization of deposit premium                   -      $   14
                                                      ------    ------

                                                      $1,643    $1,635
                                                      ======    ======

9. Income Taxes
   ------------

                                          Federal     State       Total
                                          -------     -----       -----
       1996
       ----
        Current                           $  302      $   27      $  329
        Deferred                              (9)         (1)        (10)
                                          ------      ------      ------

                                          $  293      $   26      $  319
                                          ======      ======      ======
       1997
       ----
        Current                           $  238      $   16      $  254
        Deferred                               3           1           4
                                          ------      ------      ------

                                          $  241      $   17      $  258
                                          ======      ======      ======

   The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes are reconciled as follows:

                                                     Years Ending June 30,
                                                     ---------------------
                                                        1996        1997
                                                        ----        ----
       Computed income tax expense                      $ 274      $ 232
       Increase (decrease) resulting from:
        State income tax, net of
         federal benefit                                   17         11
       Nondeductible expenses                              22         23
       Other                                                6         (8)
                                                        -----      -----

            Actual income tax expense                   $ 319      $ 258
                                                        =====      =====

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

   The components of the net deferred tax liability are as follows:

                                                            June 30,
                                                          ------------
                                                          1996   1997
                                                          -----  -----

     Deferred tax liabilities:
      Accrued income                                      $ 155  $ 131
      FHLB stock dividends                                   67     67
      Section 481(a) adjustment - bad debt
       reserve                                              -       50
      Other                                                  16     49
                                                          -----  -----
                                                            238    297
                                                          -----  -----
     Deferred tax assets:
      Bad debt reserves                                      54    111
      Loan origination fees                                  68     68
      Other                                                   2    -
                                                          -----  -----
                                                            124    179
                                                          -----  -----

          Net deferred tax liability                      $ 114  $ 118
                                                          =====  =====

   The Bank's annual addition to its reserves for bad debts allowed under the Internal Revenue Code may differ significantly from the bad debt experience used for financial statement purposes. Such bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserves are used for purposes other than to absorb bad debt losses. Since the Bank does not intend to use the reserves for purposes other than to absorb losses, no deferred income taxes have been provided on the amount of bad debt reserves for tax purposes that arose in tax years beginning before December 31, 1987, in accordance with SFAS No. 109. Therefore, retained earnings at June 30, 1996 and 1997, includes approximately $842,000, representing such bad debt deductions for which no deferred income taxes have been provided.

   With the repeal of the reserve method of accounting for thrift bad debt reserves for tax year beginning after December 31, 1995, the Bank will have to recapture into taxable income its post1987 excess reserves over a sixyear period. The Bank currently meets a recapture provision which allows it to delay the start of the recapture period due to loan origination volume. The amount of the post1987 excess is approximately $133,000. Since the tax effect of this excess had been previously recorded as deferred income taxes, the Bank will have no material impact on its results of operations when it begins recapture of the excess reserves.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

10.  Profit Sharing and Employee Savings Plan
     ----------------------------------------

     The Company has established a qualifying noncontributory profit sharing plan covering substantially all employees who have completed six months of service and have attained the age of twenty-one. All employer contributions, as determined by the Board of Directors, are irrevocable and the Company has reserved the right of amendment and termination of the Plan. No contributions were made for 1996 and 1997.

     The Company also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees who have completed six months of service and have attained the age of twenty-one. Employees may contribute a percentage of their annual gross salary as limited by the federal tax laws. The Company can match employee contributions based on the plan guidelines. No contributions were made by the Company for the years ended June 30, 1996 and 1997.

11.  Regulatory Matters
     ------------------

     The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision (OTS). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 1997, that the Bank meets all capital adequacy requirements to which it is subject. As of June 30, 1997, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total tangible, core, and risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts (in thousands) and ratios are also presented in the table. Nothing was deducted from capital for interest-rate risk.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------


                                                                                             To Be Well
                                                                                          Capitalized Under
                                                                 For Capital              Prompt Corrective
                                          Actual              Adequacy Purposes           Action Provisions
                                      --------------       ----------------------       ---------------------
                                      Amount   Ratio        Amount         Ratio         Amount       Ratio
                                      ------   -----        ------         -----         ------       -----
     As of June 30, 1996
      Tangible Capital                                     greater        greater                  greater
                                                           than or        than or                  than or
                                                           equal to       equal to                 equal to
       (to adjusted total assets)     $10,163   24.0%      $    635         1.5%         $2,116         5%

      Core Capital                                         greater        greater                  greater
                                                           than or        than or                  than or
                                                           equal to       equal to                 equal to
       (to adjusted total assets)     $10,163   24.0%      $  1,270         3.0%         $2,116         5%

      Risk-Based                                           greater        greater                  greater
                                                           than or        than or                  than or
                                                           equal to       equal to                 equal to
       (to risk-weighted assets)      $10,400   53.1%      $  1,566         8.0%         $1,957        10%

     As of June 30, 1997
      Tangible Capital                                     greater        greater                  greater
                                                           than or        than or                  than or
                                                           equal to       equal to                 equal to
       (to adjusted total assets)     $10,474   23.1%      $    681         1.5%         $2,268         5%

      Core Capital                                         greater        greater                  greater
                                                           than or        than or                  than or
                                                           equal to       equal to                 equal to
       (to adjusted total assets)     $10,474   23.1%      $  1,362         3.0%         $2,268         5%

      Risk-Based                                           greater        greater                  greater
                                                           than or        than or                  than or
                                                           equal to       equal to                 equal to
       (to risk-weighted assets)      $10,705   48.7%      $  1,760         8.0%         $2,200        10%


12.  Financial Instruments with Off-Balance-Sheet Risk
     -------------------------------------------------

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and lines of credit. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and lines of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Financial instruments, the contract amounts of which represent credit risk for lines of credit, the balances outstanding, and amounts available for use at June 30, 1997, were approximately as follows (in thousands):

                                 Financial     Balance    Available
                                Instruments  Outstanding   For Use
                                -----------  -----------   -------
 Home equity and other lines    $      465   $       206  $     259
                                ===========  ===========  =========

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral may include one to four family residences and nonresidential properties. The Company does not expect any significant losses as a result of the transactions.

     The Company had outstanding commitments to originate mortgage loans of approximately $609,000 and $297,000 at June 30, 1996 and 1997,
     respectively. The commitments to originate mortgage loans at June 30, 1996, were composed of fixed rate loans having interest rates ranging from 6.50% to 9.75% and terms ranging from 3 to 20 years. The commitments to originate mortgage loans at June 30, 1997, were composed of fixed rate loans having interest rates ranging from 7.00% to 9.75% and terms ranging from 15 to 25 years.

13.  Employee Stock Ownership Plan (ESOP)
     ------------------------------------

     The Bank has established for eligible employees an Employee Stock Ownership Plan ("ESOP"). The ESOP borrowed approximately $624,000 from the Holding Company and purchased 62,422 common shares issued in the offering. The Bank is expected to make scheduled cash contributions to the ESOP sufficient to service the amount borrowed. The $624,000 in stock issued by the Holding Company was reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unpaid balance of the ESOP loan has been eliminated in consolidation and the unamortized balance of unearned compensation is shown as a reduction of stockholders' equity. For the years ending June 30, 1996 and 1997, the total contributions to the ESOP were used to fund principal and interest payments on the ESOP debt and totaled approximately $102,000 and $95,000, respectively.

     For the years ending June 30, 1996 and 1997, compensation from the ESOP of approximately $127,000 and $104,000 was expensed, respectively. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At June 30, 1997, the ESOP had 16,857 allocated shares and 45,565 unallocated shares. The fair value of the unallocated shares at June 30, 1997, was approximately $831,000.

     The ESOP plan states that dividends on unallocated shares will be used for debt service and dividends on allocated shares will be distributed to the Plan participants. For the purposes of

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

     computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

14.  Management Recognition and Retention Plan
     -----------------------------------------

     The Company established a management recognition and retention plan ("MRP") which reserved 31,211 shares of common stock for issuance. The shares were reserved for certain employees, officers, and directors of the Company who began vesting on December 13, 1995, and will be fully vested by December 13, 1999. The number of shares granted to directors was 7,800 and to certain officers was 13,904. Compensation expense in the amount of the fair value of the common stock at the date of grant to the officer or director will be recognized during the periods the participants become vested. The unamortized balance of unearned compensation will be reflected as a reduction of stockholders' equity. During 1996, 31,211 shares of common stock were purchased to fund the MRP. For the years ended June 30, 1996 and 1997, approximately $125,000 and $79,000 has been recognized as compensation expense, respectively.

15.  Stock Option Plans
     ------------------

     The Company adopted a stock option plan for the benefit of directors, officers, and other key employees of the Company. The plan provides for incentive options for officers and employees and non-incentive options for directors. The option exercise price cannot be less than the fair value of the underlying common stock as the date of the option grant, and the maximum option term cannot exceed ten years. The following table summarizes activity in the stock option plan.


                                                        Weighted
                                                         Average
                                          Number of     Exercise
                                            Shares        Price
                                            ------        -----
Options outstanding, July 1, 1995        $     29,816  $     13.50
 Options granted                                    -            -
 Options exercised                                  -            -
                                         ------------  -----------
Options outstanding June 30, 1996              29,816  $     13.50
 Options granted                                    -            -
 Options exercised                                  -            -
                                         ------------  -----------
Options outstanding June 30, 1997              29,816  $     13.50
                                         ============  ===========

Options covering 20,846 shares were exercisable at June 30, 1997

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

     Upon adoption of Statement of Financial Accounting Standards No. 123 "Accounting for Stock--Based Compensation", (SFAS No. 123), the Bank elected to continue measuring compensation cost using APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Bank made no grants of stock options during the years ended June 30, 1996 and 1997, and therefore no proforma disclosures are required as prescribed by SFAS No. 123.

16.  Stockholders' Equity
     --------------------

     At the time of its conversion to a stock savings bank, the Bank established a liquidation account in an amount equal to its total retained earnings as of June 30, 1994. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders reduce their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualified balances for accounts then held.

     Subsequent to the conversion, the Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders' equity to be reduced below the amount required for the liquidation account, applicable regulatory capital maintenance requirements, or if such declaration and payment would otherwise violate regulatory requirements.

     Unlike the Bank, the Holding Company is not subject to these regulatory restrictions on payment of dividends to its stockholders. However, the source of future dividends may be dependent upon dividends from the Bank.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

17.  Financial Instruments
     ---------------------

     The approximate stated and estimated fair value of financial instruments are summarized below (in thousands):


                                                       June 30
                                    --------------------------------------------
                                           1996                   1997
                                    ---------------------  ---------------------
                                     Stated    Estimated    Stated    Estimated
                                     Amount    Fair Value   Amount    Fair Value
                                     ------    ----------   ------    ----------
Financial assets:
 Cash and interest earning
  deposits                            $ 4,587     $ 4,587    $ 5,678     $ 5,678
 Loans receivable, net                 33,338      33,547     35,955      36,412
 Federal Home Loan Bank stock             429         429        429         429
 Interest receivable                      347         347        340         340
                                      -------     -------    -------     -------

                                      $38,701     $38,910    $42,402     $42,859
                                      =======     =======    =======     =======
Financial liabilities:
 Deposits                             $31,273     $31,404    $34,024     $33,998
 Other liabilities                        408         408        416         416
                                      -------     -------    -------     -------

                                      $31,681     $31,812    $34,440     $34,414
                                      =======     =======    =======     =======

     The Company had off-balance sheet financial commitments, which include approximately $556,000 of commitments to originate and fund loans and lines of credit. Since these commitments are based on current market rates, the commitment amount is considered to be a reasonable estimate of fair market value.

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

     Loans - Fair values for loans held for investment are estimated by
     -----
     segregating the portfolio by type of loan and discounting scheduled cash flows using interest rates currently being offered for loans with similar terms, reduced by an estimate of credit losses inherent in the portfolio. A prepayment assumption is used as an estimate of the portion of loans that will be repaid prior to their scheduled maturity.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

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

     Fair value estimates are made at a specific point of time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Company's entire holdings of a particular financial instrument. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayments trends, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value also would affect significantly the estimates. Further, the fair value estimates were calculated as of a specific point in time. Changes in market interest rates and prepayment assumptions could change significantly the estimated fair value.

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

18.  Employment and Severance Agreements
     -----------------------------------

     The Bank and the Holding Company entered into employment and severance agreements with certain key officers. The employment and severance agreements provide for up to three-year terms. Commencing on the first anniversary date and continuing each anniversary date thereafter, the respective boards of directors may extend the agreements for an additional year so that the remaining terms shall be up to three years, unless written notice of termination of

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

     the agreement is given. The agreements provide for severance payments and other benefits in the event of involuntary termination of employment in connection with any change in control of the employers. Severance payments also will be provided on a similar basis in connection with voluntary termination of employment where, subsequent to a change in control, officers are assigned duties inconsistent with their positions, duties, responsibilities and status immediately prior to such change in control. The severance payments will equal up to 2.99 times the executive officer's average annual compensation during the preceding three to five years for certain officers. The employment agreement provides for termination by the Bank or the Holding Company for just cause at any time. At June 30, 1996 and 1997, the Company has not accrued any benefits for these postemployment agreements.

19.  Deposit Insurance Premiums
     --------------------------

     The Bank recorded an expense in 1997 for the onetime special assessment levied by the omnibus appropriation bill to recapitalize the Savings Association Insurance Fund (SAIF). The special assessment for deposit insurance premiums of approximately $193,000 has been reflected in income for the year ending June 30, 1997, with an after tax impact on net income of approximately $127,000. Effective January 1, 1997, the Bank began paying reduced premium assessments in accordance with the new SAIF assessment schedule.

20.  Branch Acquisition
     ------------------

     In October 1996, the Bank assumed the deposits, approximately $3,988,000, and purchased loans, approximately $2,193,000, of a certain branch from a financial institution. The transaction resulted in the Company receiving net liabilities in excess of assets of approximately $1,576,000 which the Company received in a cash settlement. The purchase resulted in paying a premium on deposits acquired of approximately $219,000.

21.  Condensed Parent Company Only Financial Statements
     --------------------------------------------------

     The following condensed balance sheets as of June 30, 1996 and 1997, and condensed statements of income and cash flows for the years ending June 30, 1996 and 1997 for the Holding Company should be read in conjunction with the consolidated financial statements and the notes thereto.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------



Parent Company Only                                               June 30,
Balance Sheets (in thousands)                                ------------------
                                                               1996       1997
                                                               ----       ----
Assets:
 Interest earning deposits                                   $   412    $   414
 Investment securities (market value of $1,410 in
  1996 and $803 in 1997)                                       1,398        799
 Loans receivable from ESOP                                      515        452
 Equity in net assets of Bank                                 10,163     10,474
 Other                                                            47         33
                                                             -------    -------

     Total assets                                            $12,535    $12,172
                                                             =======    =======

Liabilities:
 Accrued income taxes payable                                $     2    $     -
 Accrued dividends                                               221        210
 Accrued expenses                                                  3          -
                                                             -------    -------
     Total liabilities                                           226        210
                                                             -------    -------

Stockholders' equity                                          12,309     11,962
                                                             -------    -------

     Total liabilities and
      stockholders' equity                                   $12,535    $12,172
                                                             =======    =======


Parent Company Only                                        Years Ending June 30,
Statements of Income (in thousands)                        ---------------------
                                                             1996        1997
                                                             ----        ----
Dividends from bank subsidiary                               $  -       $ 300
Interest income                                               156          83
                                                            -----       -----
     Total interest and dividends                             156         383

Noninterest expenses                                          (95)        (90)
                                                            -----       -----

Income before income taxes and equity in
 undistributed net income of bank subsidiaries                 61         293
Equity in undistributed net income of bank subsidiary         448         128
Income tax (expense) benefit                                  (21)          2
                                                            -----       -----

     Net income                                             $ 488       $ 423
                                                            =====       =====

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------


Parent Company Only                                        Years Ending June 30,
Statements of Cash Flows (in thousands)                    ---------------------
                                                              1996        1997
                                                              ----        ----
Operating activities:
 Net income                                                 $   488      $ 423
 Undistributed equity earnings of Bank                         (448)      (128)
 Accretion of discounts on investment securities                 (3)        (1)
 (Increase) decrease in prepaid expenses
   and other assets                                             (13)        14
 Increase (decrease) in accrued expenses                          3         (3)
 Decrease in income taxes payable                               (43)        (2)
                                                            -------      -----
     Net cash provided (used) by
      operating activities                                      (16)       303
                                                            -------      -----

Investing activities:
 Proceeds from maturities of investment securities              500        600
 Repayments of ESOP loan                                         63         63
                                                            -------      -----
     Net cash provided by
      investing activities                                      563        663
                                                            -------      -----

 Financing activities:
 Dividends paid                                                (397)      (402)
 Acquisition of treasury stock                                 (790)      (562)
                                                            -------      -----
     Net cash used by
      financing activities                                   (1,187)      (964)
                                                            -------      -----

 Net increase (decrease) in cash                               (640)         2
 Cash at beginning of year                                    1,052        412
                                                            -------      -----

 Cash at end of year                                        $   412      $ 414
                                                            =======      =====

Item 8.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------

     Not applicable.

                                 PART III


ITEM 9.   DIRECTORS AND OFFICERS OF THE REGISTRANT
-------   ----------------------------------------

     Information included in South Carolina Community Bancshares, Inc.'s Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning executive officers of the Company during fiscal year 1997, who were not also directors of the Company, is provided below.

     Terri C. Robinson, age 38, has been employed by the Savings Bank since 1984 in various capacities, most recently as Bookkeeper, Secretary-Treasurer and since December 1993, as Chief Financial Officer.

ITEM 10.  EXECUTIVE COMPENSATION
--------  ----------------------

     Information included in South Carolina Community Bancshares, Inc.'s Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

     Information included in South Carolina Community Bancshares, Inc.'s Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     Information included in South Carolina Community Bancshares, Inc.'s Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated herein by reference.


                                 PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
--------  --------------------------------

      (a) The following exhibits are filed as part of this report.

     3.1 Certificate of Incorporation of South Carolina Community Bancshares, Inc.*
     3.2  Bylaws of South Carolina Community Bancshares, Inc.*
     4.0  Stock Certificate of South Carolina Community Bancshares, Inc.*
    10.0 Community Federal Savings and Loan Association Employee Stock Ownership Plan*
    10.1  South Carolina Community Bancshares, Inc. 1994 Stock Option Plan**
    10.2 South Carolina Community Bancshares, Inc. 1994 Recognition and Retention Plan**
    10.3  Employment Agreement between the Savings Bank and Alan W. Pullen*
    23.0  Consent of Crisp Hughes & Co., L.L.P.
    27.0  EDGAR Financial Data Schedule

     (b)    Reports on Form 8-K

                 None

* Incorporated herein by reference into this document from the Exhibits to Form S-1 Registration Statement, initially filed on March 18 , 1994, Registration No. 33-76676.

** Incorporated by reference to the Appendix to the Company's Proxy Statement dated November 8, 1994.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SOUTH CAROLINA COMMUNITY BANCSHARES, INC.


Date:   September 25, 1997                     By: \s\ Alan W. Pullen
                                                   ---------------------------------
                                                   Alan W. Pullen, President and
                                                    Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  \s\ Alan W. Pullen                        By:  \s\ Terri C. Robinson
     -----------------------------                  --------------------------------
     Alan W. Pullen, President, Chief               Terri C. Robinson, Secretary-
       Executive Officer and Director                 Controller and Chief Financial
       (Principal Executive Officer)                  Officer
                                                      (Principal Financial and
                                                       Accounting Officer)

Date: September 25, 1997                       Date: September 25, 1997



By:  \s\ Quay W. McMaster                      By:  \s\ Richard H. Burton
     -----------------------------                  --------------------------------
     Quay W. McMaster, Chairman of the Board        Richard H. Burton, Vice Chairman
                                                     of the Board

Date: September 25, 1997                       Date: September 25, 1997



By:  \s\ George R. Lauderdale, Jr.             By:  \s\ John S. McMeekin
     -----------------------------                  --------------------------------
     George R. Lauderdale, Jr., Director            John S. McMeekin, Director


Date: September 25, 1997                       Date: September 25, 1997



By:  \s\ Philip C. Wilkins
     -----------------------------
     Phillip C. Wilkins, Director

Date: September 25, 1997