Form 10QSB
period 1997-09-30
SOUTH CAROLINA COMMUNITY BANCSHARES INC
filed 1997-11-14
CIK 920615

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549
                   ---------------------------

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ---------- to ----------

                 Commission File Number 0-24476

            SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
     (Exact name of Registrant as specified in its Charter)

          Delaware                            22-0999615
-----------------------------------------------------------------
(State or other jurisdiction               (I.R.S. Employer
    of incorporation or                  Identification Number)
        organization)

110 S. Congress Street, Winnsboro, South Carolina      29180
-----------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code:
                         (803) 635-5536

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   /X/ Yes  / / No

     As of September 30, 1997, there were 698,733 shares of the Registrant's common stock, par value $0.01 per share, outstanding. The Registrant has no other classes of common equity outstanding.

     Transitional small business disclosure format:

          /X/ Yes  / / No

            SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                         AND SUBSIDIARY

                    Winnsboro, South Carolina
                              Index


PART I.                                                Page(s)
FINANCIAL INFORMATION

Item 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of
  June 30, 1997, and September 30, 1997                     3

Consolidated Statements of Income - (Unaudited) for
  the three months ended September 30, 1996 and 1997        4

Consolidated Statements of Stockholders' Equity (unaudited) 5

Consolidated Statements of Cash Flows - (Unaudited)
  for the three months ended September 30, 1996 and 1997    6-7

Notes to (Unaudited) Consolidated Financial Statements      8-9

Item 2.
Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                 10-12

PART II.
OTHER INFORMATION

Item 1.   Legal Proceedings                                 13
Item 2.   Changes in Securities                             13
Item 3.   Defaults Upon Senior Securities                   13
Item 4.   Submission of Matters to a Vote of Security
            Holders                                         13
Item 5.   Other Information                                 13
Item 6.   Exhibits and Reports on Form 8-K                  13
Signatures                                                  14
Exhibit 27 Financial Data Schedule                          15-16

            SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                         AND SUBSIDIARY

                   Consolidated Balance Sheets
                           (Unaudited)
                (in thousands, except share data)


                                                      June 30,   September 30,
Assets                                                  1997          1997


Cash and due from banks                             $    436      $    275
Interest earning deposits                              5,242         5,442
Investment securities:
 Held to maturity (market value of $3,370 and $2,372)  3,352         2,353
Loans receivable, net                                 35,955        35,946
Mortgage-backed securities:
 Held to maturity (market value of $49 and $46)           48            45
Premises and equipment, net                              551           539
Federal Home Loan Bank stock                             429           429
Interest receivable                                      340           344
Real estate                                               96           101
Prepaid expenses and other assets                        149           145
                                                    --------      --------

     Total assets                                   $ 46,598      $ 45,619
                                                    --------      --------
                                                    --------      --------

   Liabilities and Stockholders' Equity

Deposits                                            $ 34,024      $ 33,086
Advance payments for taxes and insurance                  42            48
Accrued expenses and other liabilities                   374           168
Income taxes:
 Current                                                  78            73
 Deferred                                                118           118
                                                    --------      --------
     Total liabilities                                34,636        33,493
                                                    --------      --------
                                                    --------      --------

Stockholders' equity:
 Preferred stock ($.01 par value, 200,000
  shares authorized; none outstanding)                     -             -
 Common stock ($.01 par value, 1,400,000 shares
  authorized; 780,275 shares issued; 699,733
  outstanding at June 30, 1997, and 698,733 at
  September 30, 1997)                                      8             8
 Paid in capital                                       7,321         7,338
 Retained earnings, substantially restricted           6,801         6,935
 Treasury stock, at cost (80,542 shares at
  June 30, 1997 and 81,542 at September 30, 1997)     (1,352)       (1,374)
 Unearned compensation:
  Employee Stock Ownership Plan                         (452)         (437)
  Management Recognition Plan                           (364)         (344)
                                                    --------      --------
     Total stockholders' equity                       11,962        12,126
                                                    --------      --------

     Total liabilities and stockholders' equity     $ 46,598      $ 45,619
                                                    --------      --------
                                                    --------      --------

The accompanying notes are an integral part of these consolidated financial statements.

            SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                         AND SUBSIDIARY

                Consolidated Statements of Income
                           (Unaudited)
           (in thousands, except net income per share)


                                                   For Three Months Ended
                                                         September 30,
                                                      1996        1997
Interest income:
  Loans                                             $   705     $   760
  Mortgage-backed securities                              2           1
  Investments                                            77          54
  Interest earning deposits                              60          72
                                                    -------     -------
     Total interest income                              844         887

Interest expense:
  Deposits                                              398         415
                                                    -------     -------
     Net interest income                                446         472

Provision for loan losses                                 -           -
     Net interest income after provision
      for loan losses                                   446         472
                                                    -------     -------

Noninterest income:
  Loan fees and services                                  -          11
  Other                                                  13          19
                                                    -------     -------
     Total noninterest income                            13          30
                                                    -------     -------

Noninterest expenses:
  Compensation and employee benefits                    136         170
  Net occupancy expense                                  12          22
  Deposit insurance premiums                            211           5
  Data processing                                        11          20
  Other                                                  60          84
                                                    -------     -------
     Total noninterest expenses                         430         301
                                                    -------     -------

     Income before income taxes                          29         201

Income tax expense                                       13          82
                                                    -------     -------

     Net income                                     $    16     $   119
                                                    -------     -------
                                                    -------     -------

Weighted average common equivalent
 shares outstanding                                     691         672

Net income per share                                   $.02        $.18

The accompanying notes are an integral part of these consolidated financial statements.

            SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                         AND SUBSIDIARY

         Consolidated Statements of Stockholders' Equity
                           (Unaudited)
                (in thousands, except share data)


                                                  Common  Pain-In   Retained   Treasury   Unearned Compensation
                                                  Stock   Capital   Earnings     Stock    for ESOP      for MRP     Total
Balance at June 30, 1996                          $   8   $7,279     $6,769    $  (790)   $  (514)      $  (443)   $12,309

Net income                                            -        -        423          -          -             -        423

Cash dividends ($.60 per share)                       -        -       (391)         -          -             -       (391)

ESOP and MRP compensation earned                      -       42          -          -         62            79        183

Treasury stock purchased (35,677 shares)              -        -          -       (562)         -             -       (562)
                                                  -----   ------     ------    -------    -------       -------    -------

Balance at June 30, 1997                              8    7,321      6,801     (1,352)      (452)         (364)    11,962

Net income                                            -        -        119          -          -             -        119

ESOP and MRP compensation earned                      -       17         15          -         15            20         67

Treasury stock purchased (1,000 shares)               -        -                   (22)         -             -        (22)

Balance at September 30, 1997                     $   8   $7,338     $6,935    $(1,374)   $  (437)      $  (344)   $12,126

The accompanying notes are an integral part of these consolidated financial statements.

            SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                         AND SUBSIDIARY

              Consolidated Statements of Cash Flows
                           (Unaudited)
                         (in thousands)


                                                        For Three Months Ended
                                                              September 30,
                                                           1996        1997
Operating activities:
  Net income                                             $    16     $    119
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
   Depreciation and amortization                               7           19
   Gain on sale of real estate owned                           -           (6)
   Deferred income taxes (benefit)                           (75)           -
   Amortization of premium (accretion
    of discounts) on investment securities                    (1)          (1)
   Amortization of unearned compensation                      46           52
   Net increase (decrease) in deferred loan fees              (9)          (9)
   (Increase) decrease in accrued interest receivable         12           (4)
   (Increase) decrease in prepaid expenses and other assets  (16)           4
   Increase (decrease) in income taxes payable                41           (5)
   Increase (decrease) in accrued expenses and other
    liabilities                                              175            4
                                                         -------     --------
     Net cash provided (used) by operating activities        196          173

Investing activities:
  Net (increase) decrease in loans                           (68)          19
  Proceeds from sale of real estate owned                      -            -
  Proceeds from maturities of
   investment securities held to maturity                  1,000        1,000
  Principal payments on mortgage-backed securities             4            3
  Purchases of premises and equipment                        (50)           -
                                                         -------     --------
     Net cash provided (used) by investing activities        886        1,022
                                                         -------     --------


     (continued)

            SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                         AND SUBSIDIARY

              Consolidated Statements of Cash Flows
                           (Unaudited)
                         (in thousands)



                                                        For Three Months Ended
                                                              September 30,
                                                           1996        1997
Financing activities:
  Net increase (decrease) in deposits                    $  (955)    $   (945)
  Increase (decrease) in advance payments for
   taxes and insurance                                        18            6
  Purchase of treasury stock                                   -          (22)
  Dividends paid                                            (206)        (195)
                                                         -------     --------
     Net cash provided (used) by financing activities     (1,143)      (1,156)
                                                         -------     --------

Net increase (decrease) in cash and cash equivalents         (61)          39

Cash and cash equivalents at beginning of period           4,587        5,678
                                                         -------     --------

Cash and cash equivalents at end of period               $ 4,526     $  5,717
                                                         -------     --------
                                                         -------     --------

Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest                                             $   413     $    412
                                                         -------     --------
                                                         -------     --------

  Noncash investing and financing activities:
   Real estate acquired in satisfaction of
    mortgage loans                                       $    93     $     -
                                                         -------     --------
                                                         -------     --------




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

2.   Basis of Preparation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three month period ended September 30, 1997, are not necessarily indicative of the results which may be expected for the entire year.

     It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1997.

3.   Earnings Per Share

     Earnings per share amounts for the three month periods ended
September 30, 1996 and 1997, are based on the average number of shares and equivalents outstanding throughout the period.
Unallocated ESOP shares are not considered as outstanding for purposes of this calculation.

4.   Deposit Insurance Assessment

     The Company was required to pay a special assessment to recapitalize the Savings Association Insurance Fund (SAIF).The Company recorded the special assessment for deposit insurance premiums of approximately $193,000 in operations for the three months ending September 30, 1996, with an after tax impact on net income of approximately $127,000.

6.   Asset Quality

     At September 30, 1997, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $297,000. Nonperforming loans was .82% of total loans at September 30, 1997. Total nonperforming assets as a percent of total assets at September 30, 1997 was .87%.

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

Comparison of Financial Condition at June 30, 1997 and September
30, 1997

The Company's total consolidated assets decreased by approximately $1.0 million or 2.1% from $46.6 million at June 30, 1997 to $45.6 million at September 30, 1997. The decrease in assets for the period was primarily attributable to assets used to fund deposit withdrawals.

The composition of the Company's balance sheet has not been materially affected by market conditions between June 30, 1997 and September 30, 1997. Net loans remained level while investments held to maturity decreased by $1 million as a result of scheduled maturities. The proceeds from these maturities were used to fund current cash flow needs.

Consistent with its historical lending practices, the Company's loan portfolio at September 30 1997 consisted primarily of fixed rate loans with maturities of up to twenty-five (25) years. Consequently, the Company is exposed to a high degree of interest rate risk in a rising interest rate environment. The Company has historically accepted this risk in light of its relatively high capital levels. See "Liquidity and Capital Resources" discussion below.

Deposits decreased $938,000 million or 2.8%, from $34.0 million at June 30, 1997 to $33.0 million at September 30, 1997. The decrease in deposits was primarily attributable to a $500,000 decline in Now accounts and a $500,000 decline in various certificates of deposit.

Comparison of Results of Operations for the Three Months Ended
September 30, 1996 and 1997

Net Income. Net income increased $103,000 from $16,000 for the three months ended September 30, 1996 to $119,000 for the three months ended September 30, 1997. The return on average assets was
 .15% for the three months ended September 30, 1996 compared to
1.04 % for the three months ended September 30, 1997. Net income for the three months ending September 30, 1996, exclusive of the special SAIF assessment which had an impacted on net income of approximately $127,000, would have been $143,000.

Net Interest Income. Net interest income increased $26,000 or 5.8% from $446,000 for the three months ended September 30, 1996 to $472,000 for the three months ended September 30, 1997. The improvement in net interest income primarily reflects the Company's ability to obtain Now account deposits which carry a lower cost of funds.

Interest Income. Total interest income increased $43,000 from $844,000 for the three months ended September 30, 1996 to $887,000 for the three months ended September 30, 1997. Interest on loans increased $55,000, or 7.8%. Interest on investments decreased $23,000 as the average investment portfolio decreased with scheduled maturities that were not reinvested.

Interest Expense. Interest expense increased $17,000 from $398,000 for the three months ended September 30, 1996 to $415,000 for the three months ended September 30, 1997. The increase for the three months ending September 30, 1997 was the result of a $2.3 million increase in the average interest bearing deposits offset by a 16 basis point decrease in the cost of funds. The majority of this deposit growth came as a result of the branch acquisition.

Provision for Loan Losses. The Company did not record any provision for loan losses for either of the three month periods ended September 30. Management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. Based on the loss model, management feels that the allowance for loan loss is adequate at the end of both periods. The ratio of the allowance to non-performing loans at September 30, 1997 was 98.5% and nonperforming loans to total loans was only .82%.

Non-Interest Income. Non-interest income continues to be an insignificant source of income for the Company. This income was $13,000 for the three months ending September 30, 1996 and $30,000 for the same period in 1997. The increase is the result of additional banking services being offered to customers in 1997 that were not offered in 1996.

Non-Interest Expense. Non-interest expense, excluding the effect of the one-time SAIF assessment of $193,000, increased by $64,000 from $237,000 for the three months ending September 30, 1996 to $301,000 for 1997. The increase was the direct result of a $34,000 increase in compensation expense primarily from additional employees added following the branch acquisition and normal salary increases. Net occupancy expense increased $10,000 and data processing increased $9,000 as a result of increased operations and the addition of the branch location. Other non-interest expenses increased by $24,000 as a result of increased operating expenses.

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

At September 30, 1997, there were no material commitments for capital expenditures. Obligations to fund outstanding loan commitments at September 30, 1997 were approximately $117,000.

At September 30, 1997, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Furthermore, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Savings Bank exceeded all of its capital requirements at September 30, 1997. The Savings Bank had the following capital ratios at September 30,1997 and was categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.


                                                       For Capital      Categorized as
                                        Actual      Adequacy Purposes "Well Capitalized"(1)
                                    Amount   Ratio    Amount   Ratio     Amount   Ratio
As of September 30, 1997:
Adjusted total Capital
  (To risk weighted assets)        $10,913   49.8%    $1,751   8.00%     $2,189   10.0%

Tier I Capital
  (To risk weighted assets)        $10,641   48.6%    $  876   4.00%     $1,313    6.0%

Tier I Capital
  (To total assets)                $10,641   23.7%    $1,347   3.00%     $2,244    5.0%

Tangible Capital
  (To total assets)                $10,641   23.7%    $  673   1.50%     $2,244    5.0%


(1) As categorized under the Prompt Corrective Action Provisions.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     From time to time, the Company and any subsidiary may be a party to various legal proceedings incident to its or their business. At September 30, 1997, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K


          27     Financial Data Schedule

     No reports on Form 8-K were filed during the quarter ended
September 30, 1997.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               South Carolina Community Bancshares, Inc.


Date:  November 13, 1997      By   /s/ Alan W. Pullen
                                   ------------------------------
                                   Alan W. Pullen
                                   (President and Chief Executive
                                    Officer)



               South Carolina Community Bancshares, Inc.


Date:  November 13,1997       By   /s/ Terri Robinson
                                   ------------------------------
                                   Terri Robinson
                                   (Chief Financial Officer)