Form 10QSB
period 1997-12-31
SOUTH CAROLINA COMMUNITY BANCSHARES INC
filed 1998-02-13
CIK 920615

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         ----------------------------

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                         Commission File Number 0-24476
                                                -------


                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                    Delaware                                  22-0999615
   ---------------------------------------------        ----------------------
   (State or other jurisdiction of incorporation          (I.R.S. Employer
               or organization)                         Identification Number)

  110 S. Congress Street, Winnsboro, South Carolina             29180
  -------------------------------------------------           ----------
     (Address of principal executive offices)                 (Zip Code)


  Registrant's telephone number, including area code:  (803) 635-5536
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

                         X    Yes                   No
                       ------               ------


  As of December 31, 1997, there were 583,273 shares of the Registrant's common stock, par value $0.01 per share, outstanding. The Registrant has no other classes of common equity outstanding.

 Transitional small business disclosure format:


                              Yes              X    No
                        ------              ------

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY


                           WINNSBORO, SOUTH CAROLINA

                                    Index


PART I.                                                                PAGE(S)
-------                                                                -------

FINANCIAL INFORMATION

ITEM 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of June 30, 1997,
  and December 31, 1997..............................................      3

Consolidated Statements of Income - (Unaudited) for the six months
  ended December 31, 1996 and 1997...................................      4

Consolidated Statements of Stockholders' Equity (Unaudited)..........      5

Consolidated Statements of Cash Flows - (Unaudited) for the six
 months ended December 31, 1996 and 1997.............................    6-7

Notes to (Unaudited) Consolidated Financial Statements...............    8-9

ITEM 2.
Management's Discussion and Analysis of Financial Condition
  and Results of Operations..........................................  10-12

PART II.
--------

OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     13

Item 2.  Changes in Securities.......................................     13

Item 3.  Defaults Upon Senior Securities.............................     13

Item 4.  Submission of Matters to a Vote of Security Holders.........     13

Item 5.  Other Information...........................................     13

Item 6.  Exhibits and Reports on Form 8-K............................     13

Signatures...........................................................     14

Exhibit 27 Financial Data Schedule...................................  15-16

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                          Consolidated Balance Sheets
                                  (Unaudited)
                       (in thousands, except share data)


                                                                   JUNE 30,    DECEMBER 31,
                                                                 --------------------------
     ASSETS                                                          1997           1997
     ------                                                      -----------    -----------
Cash and due from banks                                          $       436    $       289
Interest earning deposits                                              5,242          2,870
Investment securities:
 Held to maturity (market value of $3,370 and $4,671)                  3,352          4,654
Loans receivable, net                                                 35,955         35,684
Mortgage-backed securities:
 Held to maturity (market value of $49 and $42)                           48             42
Premises and equipment, net                                              551            573
Federal Home Loan Bank stock                                             429            429
Interest receivable                                                      340            303
Real estate                                                               96            101
Prepaid expenses and other assets                                        149            147
                                                                 -----------    -----------
     Total assets                                                $    46,598    $    45,092
                                                                 ===========    ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Deposits                                                         $    34,024    $    35,242
Advance payments for taxes and insurance                                  42             25
Accrued expenses and other liabilities                                   374            388
Income taxes:
 Current                                                                  78              -
 Deferred                                                                118            111
                                                                 -----------    -----------
     Total liabilities                                                34,636         35,766
                                                                 -----------    -----------
Stockholders' equity:
 Preferred stock ($.01 par value, 200,000
  shares authorized; none outstanding)                                     -              -
 Common stock ($.01 par value, 1,400,000 shares authorized;
  780,275 shares issued; 699,733 outstanding at June 30, 1997,
  and 583,273 at December 31, 1997)                                        8              8
 Paid in capital                                                       7,321          7,354
 Retained earnings, substantially restricted                           6,801          6,817
 Treasury stock, at cost (80,542 shares at June 30, 1997 and
  197,002 at December 31, 1997)                                       (1,352)        (4,108)
 Unearned compensation:
  Employee Stock Ownership Plan                                         (452)          (421)
  Management Recognition Plan                                           (364)          (324)
                                                                 -----------    -----------
     Total stockholders' equity                                       11,962          9,326
                                                                 -----------    -----------
     Total liabilities and stockholders' equity                  $    46,598    $    45,092
                                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                       Consolidated Statements of Income
                                  (Unaudited)
                  (in thousands, except net income per share)


                                               FOR THREE MONTHS ENDED               FOR SIX MONTHS ENDED
                                                   DECEMBER  31,                       DECEMBER  31,
                                           ------------------------------      ------------------------------
                                                1996            1997                1996            1997
                                           --------------  --------------      --------------  --------------
Interest income:
 Loans                                     $          748  $          748      $        1,453  $        1,508
 Mortgage-backed securities                             -               1                   2               2
 Investments                                           70              74                 147             128
 Interest earning deposits                             68              55                 128             127
                                           --------------  --------------      --------------  --------------
     Total interest income                            886             878               1,730           1,765

Interest expense:
 Deposits                                             419             434                 817             849
                                           --------------  --------------      --------------  --------------
     Net interest income                              467             444                 913             916

Provision for loan losses                               -               -                   -               -
                                           --------------  --------------      --------------  --------------
     Net interest income after provision
      for loan losses                                 467             444                 913             916
                                           --------------  --------------      --------------  --------------
Noninterest income:
 Loan fees and services                                 -              12                   -              23
 Other                                                 14              13                  27              32
                                           --------------  --------------      --------------  --------------
     Total noninterest income                          14              25                  27              55
                                           --------------  --------------      --------------  --------------
Noninterest expenses:
 Compensation and employee benefits                   149             168                 285             338
 Net occupancy expense                                 15              24                  27              46
 Deposit insurance premiums                            21               6                 232              11
 Data processing                                       14              19                  25              39
 Other                                                 58             129                 118             213
                                           --------------  --------------      --------------  --------------
     Total noninterest expenses                       257             346                 687             647
                                           --------------  --------------      --------------  --------------

     Income before income taxes                       224             123                 253             324

Income tax expense                                     90              53                 103             135
                                           --------------  --------------      --------------  --------------

     Net income                            $          134  $           70      $          150  $          189
                                           ==============  ==============      ==============  ==============
Weighted average common equivalent
 shares outstanding                                   684             602                 688             637

Basic net income per share                           $.20            $.12                $.22            $.30

The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)
                       (in thousands, except share data)

                                                                                                         UNEARNED COMPENSATION
                                                          COMMON    PAID-IN    RETAINED   TREASURY   ------------------------------
                                                          STOCK     CAPITAL    EARNINGS     STOCK    FOR ESOP    FOR MRP    TOTAL
                                                         --------   --------   --------   --------   --------   --------   --------
Balance at June 30, 1996                                 $      8   $  7,279   $  6,769   $   (790)  $   (514)  $   (443)  $ 12,309

Net income                                                      -          -        423          -          -          -        423

Cash dividends ($.60 per share)                                 -          -       (391)         -          -          -       (391)


ESOP and MRP compensation earned                                -         42          -          -         62         79        183

Treasury stock purchased (35,677 shares)                        -          -          -       (562)         -          -       (562)

                                                         --------   --------   --------   --------   --------   --------   --------

 Balance at June 30, 1997                                       8      7,321      6,801     (1,352)      (452)      (364)    11,962

Net income                                                      -          -        189          -          -          -        189

Cash dividends ($.32 per share)                                 -          -       (188)         -          -          -       (188)


ESOP and MRP compensation earned                                -         34         15          -         31         40        120

Stock Options excercised ( 240 shares)                                    (1)                    4                                3

Treasury stock purchased (116,700 shares)                       -          -                (2,760)         -          -     (2,760)

                                                         --------   --------   --------   --------   --------   --------   --------

Balance at December 31, 1997                             $      8   $  7,354   $  6,817   $ (4,108)  $   (421)  $   (324)  $  9,326
                                                         ========   ========   ========   ========   ========   ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)


                                                                       FOR SIX MONTHS ENDED
                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1996           1997
                                                                    -----------    -----------
Operating activities:
 Net income                                                         $       150    $       189
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Depreciation and amortization                                              15             40
  Gain on sale of real estate owned                                           -             (6)
  Deferred income taxes (benefit)                                            17             (7)
  Amortization of premium (accretion
   of discounts) on investment securities                                    (1)            (2)
  Amortization of unearned compensation                                      90            105
  Net increase (decrease) in deferred loan fees                             (17)           (20)
  (Increase) decrease in accrued interest receivable                          8             37
  (Increase) decrease in prepaid expenses and other assets                  (87)             2
  Increase (decrease) in income taxes payable                               (41)           (78)
  Increase (decrease) in accrued expenses and other liabilities             (16)            14
                                                                    -----------    -----------
     Net cash provided (used) by operating
      activities                                                            118            274
                                                                    -----------    -----------
Investing activities:
 Net (increase) decrease in loans                                        (2,212)           286
 Proceeds from sale of real estate owned                                      -              -
 Proceeds from maturities of
  investment securities held to maturity                                  1,300          1,400
 Purchase of investment securities held to maturity                        (200)        (2,700)
 Principal payments on mortgage-backed securities                             7              6
 Purchases of premises and equipment                                       (130)           (48)
                                                                    -----------    -----------
     Net cash provided (used) by investing activities                    (1,235)        (1,056)
                                                                    -----------    -----------

                                                            (continued)

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                                       FOR SIX MONTHS ENDED
                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1996           1997
                                                                    -----------    -----------
Financing activities:
 Net increase (decrease) in deposits                                $     2,227    $     1,232
 Increase (decrease) in advance payments for taxes and                       (6)           (17)
  insurance
 Stock options excerised                                                      -              3
 Purchase of treasury stock                                                (465)        (2,760)
 Dividends paid                                                            (206)          (195)
                                                                    -----------    -----------
     Net cash provided (used) by financing activities                     1,550         (1,737)
                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents                        433         (2,519)

Cash and cash equivalents at beginning of period                          4,587          5,678
                                                                    -----------    -----------

Cash and cash equivalents at end of period                          $     5,020    $     3,159
                                                                    ===========    ===========
Supplemental disclosures of cash flow information
-------------------------------------------------
 Cash paid during the period for:
  Interest                                                          $       831    $       805
                                                                    ===========    ===========
 Noncash investing and financing activities:
  Real estate acquired in satisfaction of
   mortgage loans                                                   $        89    $         -
                                                                    ===========    ===========

  Dividends declared but not paid                                   $       212    $       187

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

2. Basis of Preparation
   --------------------

   The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three and/or six month period ended December 31, 1997, are not necessarily indicative of the results which may be expected for the entire year.

   It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1997.

3. Earnings Per Share
   ------------------

   Earnings per share amounts for the three and six month periods ended December 31, 1996 and 1997, are based on the average number of shares and equivalents outstanding throughout the period. Unallocated ESOP shares are not considered as outstanding for purposes of this calculation.

4. Treasury Stock
   ---------------

   During the six months ending December 31, 1997, the holding company repurchased 116,700 shares of common stock held in treasury. These repurchases represents 16.7% of the

SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

   outstanding common stock at June 30, 1997. The holding company also utilized 240 shares of treasury stock for issuance to an employee who excercised her stock options.

5. Deposit Insurance Assessment
   ----------------------------

   The Company was required to pay a special assessment to recapitalize the Savings Association Insurance Fund (SAIF).The Company recorded the special assessment for deposit insurance premiums of approximately $193,000 in operations for the six months ending December 31, 1996, with an after tax impact on net income of approximately $127,000.

6.  Asset Quality
    -------------

    At December 31, 1997, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $590,000. Nonperforming loans was 1.62% of total loans at December 31, 1997. Total nonperforming assets as a percent of total assets at December 31, 1997 was 1.53%. Nonperforming assets include the nonperforming loans of $590,000 plus $101,000 of real estate owned.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND DECEMBER 31, 1997

The Company's total consolidated assets decreased by approximately $1.5 million or 3.2% from $46.6 million at June 30, 1997 to $45.1 million at December 31, 1997. The decrease in assets for the period was primarily attributable to assets used to fund treasury stock purchases of $2.7 million.

The composition of the Company's balance sheet has not been materially affected by market conditions between June 30, 1997 and December 31, 1997. Net loans remained relatively level while interest earning deposits decreased by $2.4 million. The funds were used to fund the treasury stock purchases and a $1.3 million increase in investment securities.

Consistent with its historical lending practices, the Company's loan portfolio at December 31 1997 consisted primarily of fixed rate loans with maturities of up to twenty-five (25) years. Consequently, the Company is exposed to a high degree of interest rate risk in a rising interest rate environment. The Company has historically accepted this risk in light of its relatively high capital levels. See Liquidity and Capital Resources" discussion below.

Deposits increased $1.2 million or 3.6%, from $34.0 million at June 30, 1997 to $35.2 million at December 31, 1997. The increase in deposits was primarily attributable to an increase in certificates of deposit. The balances in now accounts, money market and passbook savings showed no significant change.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997

NET INCOME. Net income decreased $64,000 from $134,000 for the three months ended December 31, 1996 to $70,000 for the three months ended December 31, 1997. The return on average assets was 1.15% for the three months ended December 31, 1996 compared to .61 % for the three months ended December 31, 1997.

NET INTEREST INCOME. Net interest income decreased $23,000 from $467,000 for the three months ended December 31, 1996 to $444,000 for the three months ended December 31, 1997. The decline in net interest income reflects a combination of increased interest expense and a decrease in total interest income.

INTEREST INCOME. Total interest income decreased $8,000 from $886,000 for the three months ended December 31, 1996 to $878,000 for the three months ended December 31, 1997. Interest on interest earning deposits decreased $13,000, or 19.1%. Interest earning deposits were utilized during the three months ending December 31, 1997 to repurchase $2.7 million of treasury stock. Therefore interest earning assets have been reduced to reduce the capital of the Company.

INTEREST EXPENSE. Interest expense increased $15,000 or 3.6% from $419,000 for the three months ended December 31, 1996 to $434,000 for the three months ended December 31, 1997. The increase for the three months ending December 31, 1997 was the result of a $2.0 million increase in the average interest bearing deposits offset by an 11 basis point decrease in the cost of funds. Average certificates of deposits accounted for $1.5 million of the average balance increase.

PROVISION FOR LOAN LOSSES. The Company did not record any provision for loan losses for either of the three month periods ended December 31, 1996 or 1997. Management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. Based on the loss model, management feels that the allowance for loan loss is adequate at the end of both periods. The ratio of the allowance to non-performing loans at December 31, 1997 was 49.7% and nonperforming loans to total loans was only 1.64%.

NON-INTEREST INCOME. Non-interest income increased $11,000 for the three months ending December 31, 1997. This increase was the result of additional banking services being offered to customers in 1997 that were not offered in 1996 that generated $12,000 of service fee income.

NON-INTEREST EXPENSE. Non-interest expense increased by $89,000 from $257,000 for the three months ending December 31, 1996 to $346,000 for 1997. The increase was the direct result of a $19,000 or 12.8% increase in compensation expense primarily from additional employees added following the branch acquisition, normal salary increases and additional expense recognized on ESOP shares released at fair market value as compared to the same period in 1996. Net occupancy expense increased $9,000 and data processing increased $5,000 as a result of expanded operations and the addition of the branch location. Other non-interest expenses increased by $71,000 as a result of expanded banking services being offerred, a second office facility, and other related daily operating expenses.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1997

NET INCOME. Net income, excluding the impact of $127,000 for the SAIF assessment in 1996, decreased $88,000 from $277,000 for the six months ended December 31, 1996 to $189,000 for the six months ended December 31, 1997. The return on average assets was 1.18% pre- SAIF for the six months ended December 31, 1996 compared to .82 % for the six months ended December 31, 1997.

NET INTEREST INCOME. Net interest income increased only $3,000 from $913,000 for the six months ended December 31, 1996 to $916,000 for the six months ended December 31, 1997. The improvement in net interest income reflects primarily the Company's ability to obtain transaction account deposits which carry a lower cost of funds.

INTEREST INCOME. Total interest income increased $35,000 from $1,730,000 for the six months ended December 31, 1996 to $1,765,000 for the six months ended December 31, 1997. Interest on loans increased $55,000, or 3.8%. Interest on investments decreased $19,000 as the average investment portfolio during the six months ending December 31, 1997 was approximately $533,000 less than the same period in 1996. These funds were used primarily to fund stock repurchases.

INTEREST EXPENSE. Interest expense increased $32,000 from $817,000 for the six months ended December 31, 1996 to $849,000 for the six months ended December 31, 1997. The increase for the six months ending December 31, 1997 was the result of a $2.4 million increase in the average interest bearing deposits offset by a 17 basis point decrease in the cost of funds.

PROVISION FOR LOAN LOSSES. The Company did not record any provision for loan losses for either of the six month periods ended December 31, 1996 or 1997. Management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. Based on the loss model, management feels that the allowance for loan loss is adequate at the end of both periods.

NON-INTEREST INCOME. Non-interest income increased $28,000 for the six months ending December 31, 1997. This increase was the result of additional banking services being offered to customers in 1997 that were not offered in 1996. Service fee income was $23,000 for the six months ending December 31, 1997.

NON-INTEREST EXPENSE. Non-interest expense, excluding the pre-tax effect of the one-time SAIF assessment of $193,000, increased by $153,000 from $494,000 for the six months ending December 31, 1996 to $647,000 for 1997. The increase was the direct result of a $53,000 increase in compensation expense primarily from additional employees added following the branch acquisition and normal salary increases, and additional ESOP expense recognized. Net occupancy expense increased $19,000 and data processing increased $14,000 as a result of increased operations and the addition of the branch location. Other non-interest expenses increased by $95,000 as a result of expanded banking services being offerred, general operating needs of a second office facility, and other related daily operating expenses.

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

At December 31, 1997, there were no material commitments for capital expenditures. Obligations to fund outstanding loan commitments at December 31, 1997 were approximately $63,000.

At December 31, 1997, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Furthermore, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Savings Bank exceeded all of its capital requirements at December 31, 1997. The Savings Bank had the following capital ratios at December 31,1997 and was categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

                                                                       FOR CAPITAL                  CATEGORIZED AS
                                          ACTUAL                    ADEQUACY PURPOSES            "WELL CAPITALIZED"(1)
                               --------------------------     --------------------------     --------------------------
                                   AMOUNT        RATIO            AMOUNT        RATIO            AMOUNT        RATIO
                               --------------------------     --------------------------     --------------------------
As of December 31, 1997:

Adjusted total Capital
 (To risk weighted assets)            $8,465         38.9%           $1,743         8.00%           $2,179         10.0%

Tier I Capital
 (To risk weighted assets)            $8,193         37.6%           $  871         4.00%           $1,307          6.0%

Tier I Capital
 (To total assets)                    $8,193         18.3%           $1,342         3.00%           $2,237          5.0%

Tangible Capital
 (To total assets)                    $8,193         18.3%           $  671         1.50%           $2,237          5.0%


(1) As categorized under the Prompt Corrective Action Provisions.


YEAR 2000 COMPLIANCE. The Company has established a plan to address Year 2000 issues. Successful implementation of this plan will eliminate any extraordinary expenses related to the Year 2000 issue. Management has received confirmation from its sole data processing company regarding their Year 2000 plans and compliance. The plan also addresses receiving confirmation from other outside vendors who provide computer related services that could be impacted by the issue. Management plans to request from its data processing company information that would enable it to test all critical systems by mid 1998 in order to ensure compliance by December 31, 1998. Management has a reasonable basis to conclude that the Year 2000 issue will not materially affect future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

Part II.  OTHER INFORMATION



Item 1.  Legal Proceedings
         -----------------

         From time to time, the Company and any subsidiary may be a party to various legal proceedings incident to its or their business. At December 31, 1997, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Annual Meeting of Stockholders of the Company ("Meeting") was held on December 17, 1997. The results of the vote on the matters presented at the Meeting were as follows:

         1. The following individuals were elected as directors, each for a three-year term:



                                        VOTE FOR      VOTE WITHHELD
                                        --------      -------------

             John S. McMeekin            501,867                  0
             Quay W. McMaster            501,867                  0

         2. Crisp Hughes Evans LLP was ratified as the June 30, 1998. The vote was 499,266 for, none independent auditors for the year ending against and 2,601 abstained.

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         27     Financial Data Schedule

         No reports on Form 8-K were filed during the quarter ended December 31, 1997.