Form 10QSB
period 1997-12-31
SOUTH CAROLINA COMMUNITY BANCSHARES INC
filed 1998-02-13
CIK 920615

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


                                       SOUTH CAROLINA COMMUNITY BANCSHARES, INC.


Date:   February 13, 1997              By /s/ Alan W. Pullen
      -----------------------             -------------------------
                                          Alan W. Pullen
                                          (President and Chief Executive
                                          Officer)


                                       SOUTH CAROLINA COMMUNITY BANCSHARES, INC.


Date:   February 13, 1997              By /s/ Terri Robinson
      -----------------------             -------------------------
                                          Terri Robinson
                                          (Chief Financial Officer)