Form 10QSB
period 1998-03-31
SOUTH CAROLINA COMMUNITY BANCSHARES INC
filed 1998-05-15
CIK 920615

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ----------------------------

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_______________to__________

                         Commission File Number 0-24476
                                                -------


                    SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                    -----------------------------------------
             (Exact name of Registrant as specified in its Charter)



         Delaware                                       22-0999615
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


110 S. Congress Street, Winnsboro, South Carolina               29180
--------------------------------------------------            ----------
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

         As of March 31, 1998, there were 579,664 shares of the Registrant's common stock, par value $0.01 per share, outstanding. The Registrant has no other classes of common equity outstanding.

         Transitional small business disclosure format:

                                                       Yes    X   No
                                                  ---        ---

                    SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                 AND SUBSIDIARY


                           Winnsboro, South Carolina

                                     Index


PART I.                                                                                 Page(s)
-------                                                                                 -------
FINANCIAL INFORMATION

Item 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of June 30, 1997, and March 31, 1998...............3

Consolidated Statements of Income - (Unaudited) for the three and nine months ended March 31, 1997 and 1998...............................................................4

Consolidated Statements of Stockholders' Equity (unaudited)...................................5

Consolidated Statements of Cash Flows - (Unaudited) for the nine months ended March 31, 1997 and 1998.............................................................6-7

Notes to (Unaudited) Consolidated Financial Statements......................................8-9

Item 2.
Management's Discussion and Analysis of Financial Condition
  and Results of Operations...............................................................10-13

PART II.
--------

OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................14

Item 2.  Changes in Securities...............................................................14

Item 3.  Defaults Upon Senior Securities.....................................................14

Item 4.  Submission of Matters to a Vote of Security Holders.................................14

Item 5.  Other Information...................................................................14

Item 6.  Exhibits and Reports on Form 8-K....................................................14

Signatures...................................................................................15

Exhibit 27 Financial Data Schedule........................................................16-17

                    SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)
                        (in thousands, except share data)

                                                                              June 30,         March 31,
                                                                          ---------------------------------
           Assets                                                               1997             1998
           ------                                                               ----             ----
Cash and due from banks                                                    $      436        $      194
Interest earning deposits                                                       5,242             4,613
Investment securities:
   Held to maturity (market value of $3,370 and $4,369)                         3,352             4,370
Loans receivable, net                                                          35,955            35,635
Mortgage-backed securities:
   Held to maturity (market value of $49 and $39)                                  48                39
Premises and equipment, net                                                       551               558
Federal Home Loan Bank stock                                                      429               321
Interest receivable                                                               340               334
Real estate owned                                                                  96                71
Prepaid expenses and other assets                                                 149               170
                                                                            ---------         ---------

         Total assets                                                      $   46,598        $   46,305
                                                                            =========         =========

   Liabilities and Stockholders' Equity
   ------------------------------------

Deposits                                                                   $   34,024        $   36,457
Advance payments for taxes and insurance                                           42                29
Accrued expenses and other liabilities                                            374               209
Income taxes:
   Current                                                                         78                54
   Deferred                                                                       118               118
                                                                            ---------         ---------
         Total liabilities                                                     34,636            36,867
                                                                            ---------         ---------

Stockholders' equity:
   Preferred stock ($.01 par value, 200,000
     shares authorized; none outstanding)                                       -                 -
   Common stock ($.01 par value, 1,400,000 shares authorized;
     780,275 shares issued; 699,733 outstanding at June 30, 1997,
     and 579,664 at March 31, 1998)                                                 8                 8
   Paid in capital                                                              7,321             7,370
   Retained earnings, substantially restricted                                  6,801             6,954
   Treasury stock, at cost (80,542 shares at June 30, 1997 and
     200,611 at March 31, 1998)                                                (1,352)           (4,185)
   Unearned compensation:
     Employee Stock Ownership Plan                                               (452)             (404)
     Management Recognition Plan                                                 (364)             (305)
                                                                            ---------         ---------
         Total stockholders' equity                                            11,962             9,438
                                                                            ---------         ---------

         Total liabilities and stockholders' equity                        $   46,598        $   46,305
                                                                            =========         =========


The accompanying notes are an integral part of these consolidated financial statements.

                    SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                        Consolidated Statements of Income
                                   (Unaudited)
                   (in thousands, except net income per share)

                                                     For Three Months Ended             For Nine Months Ended
                                                           March 31,                          March 31,
                                                 -------------------------------    -------------------------------
                                                      1997            1998               1997            1998
                                                      ----            ----               ----            ----
Interest income:
   Loans                                          $         743   $         760      $       2,196   $       2,268
   Mortgage-backed securities                                 1               -                  3               2
   Investments                                               67              75                214             203
   Interest earning deposits                                 59              54                187             181
                                                   ------------    ------------       ------------    ------------
         Total interest income                              870             889              2,600           2,654

Interest expense:
   Deposits                                                 415             423              1,232           1,272
                                                   ------------    ------------       ------------    ------------
         Net interest income                                455             466              1,368           1,382

Provision for loan losses                                  -               -                  -               -
                                                   ------------    ------------       ------------    ------------
         Net interest income after provision
           for loan losses                                  455             466              1,368           1,382
                                                   ------------    ------------       ------------    ------------

Noninterest income:
   Loan fees and services                                    14              12                 20              35
   Other                                                     17              23                 38              55
                                                   ------------    ------------       ------------    ------------
         Total noninterest income                            31              35                 58              90
                                                   ------------    ------------       ------------    ------------

Noninterest expenses:
   Compensation and employee benefits                       160             175                445             513
   Net occupancy expense                                     18              23                 45              69
   Deposit insurance premiums                                 4               5                236              16
   Data processing                                           24              24                 49              63
   Other                                                     89              87                207             300
                                                   ------------    ------------       ------------    ------------
         Total noninterest expenses                         295             314                982             961
                                                   ------------    ------------       ------------    ------------

         Income before income taxes                         191             187                444             511

Income tax expense                                           70              65                173             200
                                                   ------------    ------------       ------------    ------------

         Net income                               $         121   $         122      $         271   $         311
                                                   ============    ============       ============    ============

Weighted average common shares
   outstanding                                              658             541                675             594

Basis net income per share                                 $.18            $.22               $.40            $.52

The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)
                       (in thousands, except share data)



                                                                                            Unearned Compensation
                                             Common     Paid-In     Retained    Treasury   -----------------------
                                             Stock      Capital     Earnings      Stock      for ESOP    for MRP     Total
                                             -----      -------     --------      -----      --------    -------     -----

Balance at June 30, 1996                    $      8    $  7,279    $  6,769    $   (790)   $   (514)   $   (443)   $ 12,309

Net income                                      --          --           423        --          --          --           423

Cash dividends ($.60 per share)                 --          --          (391)       --          --          --          (391)

ESOP and MRP compensation earned                --            42        --          --            62          79         183

Treasury stock purchased (35,677 shares)        --          --          --          (562)       --          --          (562)
                                            --------    --------    --------    --------    --------    --------    --------
Balance at June 30, 1997                           8       7,321       6,801      (1,352)       (452)       (364)     11,962


Net income                                      --          --           311        --          --          --           311

Cash dividends ($.32 per share)                 --          --          (158)       --          --          --          (158)

ESOP and MRP compensation earned                --            51        --          --            48          59         158

Stock Options Exercised ( 360 shares)           --            (2)       --             7        --          --             5

Treasury stock purchased (120,069 shares)       --          --          --        (2,840)       --          --        (2,840)
                                            --------    --------    --------    --------    --------    --------    --------

Balance at March 31, 1998                   $      8    $  7,370    $  6,954    $ (4,185)   $   (404)   $   (305)   $  9,438
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

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in thousands)


                                                                               For Nine Months Ended
                                                                                     March 31,
                                                                            ---------------------------
                                                                                  1997            1998
                                                                                  ----            ----
Operating activities:
 Net income                                                                 $      271      $      311
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                                      26              41
  Deferred income taxes                                                             17               -
  Amortization of premium (accretion
   of discounts) on investment securities                                           (2)            (18)
  Amortization of unearned compensation                                            147             158
  Net decrease in deferred loan fees                                               (31)            (28)
  (Increase) decrease in accrued interest receivable                                 2               6
  (Increase) decrease in prepaid expenses and other assets                        (107)            (21)
  Increase (decrease) in income taxes payable                                      (65)            (24)
  Increase (decrease) in accrued expenses and other liabilities                     (6)             45
                                                                            ----------      ----------
      Net cash provided (used) by operating
       activities                                                                  252             470
                                                                            ----------      ----------

Investing activities:
  Net (increase) decrease in loans                                              (2,476)            373
  Proceeds from sale of real estate owned                                            3               -
  Proceeds from sale of FHLB stock                                                   -             108
  Proceeds from maturities of
    investment securities                                                        1,400           4,000
  Purchase of investment securities held to maturity                              (200)         (5,000)
  Principal payments on mortgage-backed securities                                  11               9
  Purchases of premises and equipment                                             (169)            (48)
                                                                            ----------      ----------
      Net cash provided (used) by investing activities                          (1,431)           (558)
                                                                            ----------      ----------

                                                                    (continued)

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)


                                                                              For Nine Months Ended
                                                                                     March 31,
                                                                        ---------------------------------
                                                                              1997             1998
                                                                              ----             ----
Financing activities:
  Net increase in deposits                                                $      2,767      $    2,433
  Increase (decrease) in advance payments for taxes and insurance                    9             (13)
  Stock options exercised                                                            -               5
  Purchase of treasury stock                                                      (482)         (2,840)
  Dividends paid                                                                  (418)           (368)
                                                                           -----------      ----------
        Net cash provided (used) by financing activities                         1,876            (783)
                                                                           -----------      ----------

Net increase (decrease) in cash and cash equivalents                               697            (871)

Cash and cash equivalents at beginning of period                                 4,587           5,678
                                                                            ----------      ----------

Cash and cash equivalents at end of period                                  $    5,284      $    4,807
                                                                            ==========      ==========

Supplemental disclosures of cash flow information
-------------------------------------------------
  Cash paid during the period for:
   Interest                                                                 $    1,250      $    1,246
                                                                            ==========      ==========

  Noncash investing and financing activities:
    Real estate acquired in satisfaction of
     mortgage loans                                                         $       97      $        -
                                                                            ==========      ==========

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

2.   Basis of Preparation
     --------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three and nine month periods ended March 31, 1998, are not necessarily indicative of the results which may be expected for the entire year.

     It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1997, which are included in the Form 10-KSB by reference (file no. 0-24476).

3.   Earnings Per Share
     ------------------

     Basic earnings per share amounts for the three and nine month periods ended March 31, 1997 and 1998, are based on the average number of shares outstanding during the period in accordance with SFAS 128. Prior earnings per share amounts have been restated to conform with SFAS 128. Unallocated ESOP shares are not considered as outstanding for purposes of this calculation. Diluted earnings per share include the effect of dilution for stock options and stock awards.

SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

4.   Treasury Stock
     --------------

     During the nine months ending March 31, 1998, the holding company repurchased 120,069 shares of common stock held in treasury. These repurchases represent 15.4% of the total shares issued.

5.   Deposit Insurance Assessment
     ----------------------------

     The Company was required to pay a special assessment to recapitalize the Savings Association Insurance Fund (SAIF). The Company recorded the special assessment for deposit insurance premiums of approximately $193,000 in operations for the nine months ending March 31, 1997, with an after tax impact on net income of approximately $119,000.

6.   Asset Quality
     -------------

     At March 31, 1998, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $511,000. Nonperforming loans was 1.42 % of total loans at March 31, 1998. Total nonperforming assets as a percent of total assets at March 31, 1998 were 1.26%. Nonperforming assets include the nonperforming loans of $511,000 plus $71,000 of real estate owned.

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


Comparison of Financial Condition at June 30, 1997 and March 31, 1998

The Company's total consolidated assets decreased by approximately $300,000 or 0.6% from $46.6 million at June 30, 1997 to $46.3 million at March 31, 1998.

The composition of the Company's balance sheet has not been materially affected by market conditions between June 30, 1997 and March 31, 1998. Net loans decreased $320,000 or .9%.

Consistent with its historical lending practices, virtually all of the Company's loan portfolio at March 31, 1998 consisted primarily of fixed rate loans with maturities up to thirty (30) years. Consequently, the Company is exposed to a high degree of interest rate risk in a rising interest rate environment. The Company has historically accepted this risk in light of its relatively high capital levels. See "Liquidity and Capital Resources" discussion below.

Deposits increased $2.5 million or 7.1%, from $34.0 million at June 30, 1997 to $36.5 million at March 31, 1998. The increase in deposits was primarily attributable to a $2.3 million growth in certificates of deposit.

Comparison of Results of Operations for the Three Months Ended March 31, 1997 and 1998

Net Income. Net income increased $1,000 from $121,000 for the three months ended March 31, 1997 to $122,000 for the three months ended March 31, 1998. The return on average assets was 1.15% for the three months ended March 31, 1997 compared to 1.06% for the three months ended March 31, 1998.

Net Interest Income. Net interest income increased $11,000 or 2.4% from $455,000 for the three months ended March 31, 1997 to $466,000 for the three months ended March 31, 1998. The improvement in net interest income primarily reflects an increase in interest rate spread from 3.04% for three months ending March 31, 1997 to 3.31% for the three months ended March 31, 1998.

Interest Income. Total interest income increased $19,000 from $870,000 for the three months ended March 31, 1997 to $889,000 for the three months ended March 31, 1998. Interest on loans increased $17,000, or 2.3%. Interest on investments increased $8,000 as the average portfolio increased during the March 98 quarter.

Interest Expense. Interest expense increased $8,000 from $415,000 for the three months ended March 31, 1997 to $423,000 for the three months ended March 31, 1998. The increase for the three months ending March 31, 1998 was the result of a $2.5 million increase in the average deposits outstanding offset by a 26 basis point decrease in the cost of funds. The majority of this deposit growth came as a result of an increase in certificates of deposit accounts.

Provision for Loan Losses. The Company did not record any provision for loan losses for either of the three month periods ended March 31. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. The ratio of allowance to non-performing loans at March 31, 1998 was 57.3% and nonperforming loans to total loans was only 1.42%.

Non-Interest Income. Non-interest income continues to be an insignificant source of income for the Company. This income was $31,000 for the three months ending March 31, 1997 and $35,000 for the same period in 1998. The marginal increase is the result of the continued effort to offer additional banking services to the Bank's customers.

Non-Interest Expense. Non-interest expense increased by $19,000 from $295,000 for the three months ending March 31, 1997 to $314,000 for 1998. The increase was the direct result of a $15,000 increase in compensation expense primarily from normal salary increases. Net occupancy expense increased $5,000 as a result of increased depreciation expense due to the additional branch facility. Other non-interest expense items remained relatively stable with anticipated inflationary increases or expected decreases such as for deposit insurance premiums.

Comparison of Results of Operations for the Nine Months Ended March 31, 1997 and 1998

Net Income. Net income increased $40,000 or 14.8% from $271,000 for the nine months ended March 31, 1997 to $311,000 for the nine months ended March 31, 1998. Included in operations for the nine months ending March 31, 1997 was $193,000 for the SAIF premium assessment signed into law on September 3, 1996. The after tax effect of this one-time special assessment was approximately $119,000. The return on average assets was 0.79% for the nine months ended March 31, 1997 compared to 0.90 % for the nine months ended March 31, 1998.

Net Interest Income. Net interest income increased $14,000 or 1.0% from $1,368,000 for the nine months ended March 31, 1997 to $1,382,000 for the nine months ended March 31, 1998. The improvement in net interest income primarily reflects an increase in the interest rate spread from 2.92% for nine months ending March 31, 1997 to 3.31% for the nine months ending March 31, 1998 offset by a decrease in net average interest-earning assets for the Company which were used to fund the stock repurchase program. During the nine months ending March 31, 1998 the Company paid $2.8 million for the repurchase of 120,069 shares of common stock.

Interest Income. Total interest income increased $54,000 or 2.1% for the nine months ended March 31, 1998. Interest on loans increased $72,000, or 3.3%, while interest on investments, mortgage-backed securities and interest earning deposits decreased in aggregate by $18,000 as the average invested balances decreased.

Interest Expense. Interest expense increased $40,000 from $1,232,000 for the nine months ended March 31, 1997 to $1,272,000 for the nine months ended March 31, 1998. The increase for the nine months ending March 31, 1998 was the result of a $2.4 million increase in the average deposits outstanding offset by a 25 basis point decrease in the cost of funds.

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

Non-Interest Income. Non-interest income continues to be an insignificant source of income for the Company. This income was $58,000 for the nine months ending March 31, 1997 and $90,000 for the same period in 1998. The increase is the result of additional service fee transactions being offered by the Bank.

Non-Interest Expense. Non-interest expense decreased by $21,000 from $982,000 for the nine months ending March 31, 1997 to $961,000 for 1998. The decrease was the direct result of the Company recognizing $193,000 of additional deposit insurance premiums during the nine months ending March 31, 1997 as a one time expense. Therefore, deposit insurance premiums were $220,000 less for the nine months ending March 31, 1998 as compared to the same period in the 1997. Compensation expense increased by $68,000 for the nine month period in 1998 compared to 1997 as additional personnel from the new branch location were employed during the entire nine month period of 1998 as compared to only a portion of the same nine month period ending March 31, 1997. Other non-interest expense such as occupancy expense, data processing and other operating expenses reflect increases for the same reason.

Liquidity and Capital Resources. The Company's primary sources of funds are new deposits, investment maturities and proceeds from principal and interest payments on loans. While maturities of investments and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At March 31, 1998 commitments to fund new loans were approximately $615,000 and unfunded loans in process were approximately $570,000.

At March 31, 1998, there were no material commitments for capital expenditures.

At March 31, 1998, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at March 31, 1998, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Bank exceeded all of its capital requirements at March 31, 1998. The Bank had the following capital ratios at March 31, 1998:


                                                                     For Capital               Categorized as
                                            Actual                Adequacy Purposes         "Well Capitalized"(1)
                                    ------------------------    ----------------------     -----------------------
                                      Amount       Ratio          Amount       Ratio         Amount        Ratio
                                    ------------------------    ----------------------     -----------------------

     As of March 31, 1998:

     Total Capital
        (To risk weighted assets)   $    8,643      39.8%       $    1,736    8.00%         $  2,170       10.0%

     Tier I Capital
        (To risk weighted assets)   $    8,375      38.6%       $      868    4.00%         $  1,302        6.0%

     Tier I Capital
        (To total assets)           $    8,437      18.3%       $    1,372    3.00%         $  2,287        5.0%

     Tangible Capital
        (To total assets)           $    8,437      18.3%       $      686    1.50%         $  2,287        5.0%

     (1) As categorized under the Prompt Corrective Action Provisions.

Year 2000 Compliance. The Company has established a plan to address Year 2000 issues. Successful implementation of this plan will eliminate any extraordinary expenses related to the Year 2000 issue. The Company has received confirmation from its sole data processing company regarding their Year 2000 plans and compliance. The Company has requested from its data processing company information that would enable it to test all critical systems by mid 1998 in order to ensure compliance by December 31, 1998. The Company has a reasonable basis to conclude that the Year 2000 issue will not materially affect future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

Part II.                       OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

            From time to time, the Company and any subsidiary may be a party to various legal proceedings incident to its or their business. At March 31, 1998, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

            None

Item 5.  Other Information
         -----------------

            None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

            27  Financial Data Schedule



  No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 South Carolina Community Bancshares, Inc.



Date: May 13, 1998               By /s/ Alan W. Pullen
     --------------------               Alan W. Pullen
                                        (President and Chief Executive
                                         Officer)



                                 South Carolina Community Bancshares, Inc.



Date: May 13, 1998               By /s/ Terri Robinson
     --------------------               Terri Robinson
                                        (Chief Financial Officer)