Form 10KSB40
period 1998-06-30
SOUTH CAROLINA COMMUNITY BANCSHARES INC
filed 1998-09-28
CIK 920615

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended June 30, 1998
                          -------------

Commission file number 0-24476
                       -------

                   South Carolina Community Bancshares, Inc.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                     22-0999615
            --------                        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


      110 S. Congress Street
    Winnsboro, South Carolina                              29180
    -------------------------                              -----
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

                                 Yes   X                 No _______
                                     -----

Securities Registered Pursuant to Section 12(g)of the Exchange Act: Common Stock

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the closing price of such stock on the NASDAQ SmallCap Market on September 14, 1998 was approximately $10,086,000. For the purpose of this calculation, officers and directors of the Registrant are considered nonaffiliates.

     The Registrant's revenues for the fiscal year ended June 30, 1998 were $3,651,000.

     The number of shares outstanding of the Registrant's Common Stock, the registrant's only class of outstanding capital stock, as of September 14, 1998 was 579,664.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-KSB:

I. Portions of the South Carolina Community Bancshares, Inc. Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into certain items of Part III.

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                  FORM 10-KSB

                               TABLE OF CONTENTS

                                                                           Page
PART I.....................................................................  1

Item 1.   Business........................................................   1

Item 2.   Properties......................................................  20

Item 3.   Legal Proceedings...............................................  20

Item 4.   Submission of Matters to a Vote of Security Holders.............  20

PART II...................................................................  20

Item 5    Market for Registrant's Common Equity and Related
           Shareholder Matters............................................  21

Item 5-A. Selected Financial Data.........................................  22

Item 6.   Management's Discussion and Analysis of Financial Condition
           and Results of Operation.......................................  23

Item 7.   Financial Statements............................................  30

Item 8.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................  57

PART III..................................................................  57

Item 9.   Directors and Officers of the Registrant........................  57

Item 10.  Executive Compensation..........................................  57

Item 11.  Security Ownership of Certain Beneficial Owners and Management..  57

Item 12.  Certain Relationships and Related Transactions..................  57

PART IV ..................................................................  57

Item 13.  Exhibits and Reports on Form 8-K................................  57
          (a)  Exhibits Required by Securities and Exchange Commission
                Regulation S- B...........................................  57
          (b)  Reports on Form 8-K........................................  58

                                    PART I

ITEM 1.  BUSINESS
-------  --------

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

       The Company is a savings and loan holding company and the owner of all of the issued and outstanding shares of capital stock of the Savings Bank. At June 30, 1998 the assets of the Company consisted of its ownership of the capital stock of the Savings Bank, the loan to the ESOP, $190,000 of interest earning deposits, and $444,500 of investment securities. Community Federal Savings Bank is a federally chartered savings bank that conducts its operations from two facilities located in Winnsboro, South Carolina. The Savings Bank's deposits are insured by the FDIC. The Savings Bank was chartered originally in 1934.
The Savings Bank is a member of the FHLB of Atlanta. At June 30, 1998, the Company had total assets of $48.0 million, total deposits of $38.0 million, and stockholders' equity of $9.4 million.

          The Savings Bank is a community-oriented savings institution that is primarily engaged in the business of attracting deposits from the general public in the Savings Bank's market area, and investing such funds in fixed-rate and adjustable rate mortgage loans secured by one- to four-family residences, and, to a lesser extent, investment securities. At June 30, 1998, mortgage loans secured by one- to four-family residential real estate totaled $32.3 million, or 87.8%, of the total loan portfolio, loans secured by commercial and other property totaled $2.5 million, or 6.9%, of the total loan portfolio, loans secured by unimproved land totaled $1.0 million, or 2.8%, of the total loan portfolio, and consumer loans totaled $1.0 million, or 2.6%, of the total loan portfolio. The Company also invests in United States Government and agency obligations, which investments totaled $1.8 million, or 3.7%, of total assets at June 30, 1998, and interest-earning deposits in other financial institutions, which totaled $8.1 million, or 16.9%, of total assets at June 30, 1998.

       The Savings Bank's principal sources of funds are deposits and principal and interest payments on loans and maturing investment securities. Principal sources of income are interest received from loans and investment securities. The Savings Bank's principal expense is interest paid on deposits, compensation and related costs, SAIF insurance premiums, and other noninterest expenses.

       LENDING

       Loan Portfolio Composition. The principal components of the loan portfolio are fixed-rate and adjustable rate conventional first mortgage loans secured by one- to four-family residential real estate, and, to a much lesser extent loans collateralized by unimproved land and commercial and other real estate, and consumer loans. At June 30, 1998, total loans receivable were $36.8 million, of which $32.3 million, or 87.8% were one- to four-family residential real estate mortgage loans, $1.0 million, or 2.8% were unimproved land loans, $2.5 million, or 6.9%, were commercial and other real estate loans, and $1.0 million, or 2.6%, were consumer loans.

       The following table sets forth selected data relating to the composition of the mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated.


                                                                        At June 30,
                                                  --------------------------------------------------------------
                                                           1996                 1997               1998
                                                  ----------------------  ------------------  ------------------
                                                     Amount     Percent    Amount   Percent    Amount   Percent
                                                  ------------  --------  --------  --------  --------  --------
                                                                      (Dollars in Thousands)
Mortgage loans:
 One- to four-family.............................     $31,417     91.58%  $32,698     88.88%  $32,276     87.76%
 Multifamily.....................................          21       .06        12      0.03         5      0.01
 Commercial and other property...................       1,464      4.27     2,128      5.78     2,532      6.88
 Unimproved land.................................       1,121      3.27       988      2.69     1,014      2.76
                                                      -------    ------   -------    ------   -------    ------
   Total mortgage loans..........................      34,023     99.18    35,826     97.38    35,827     97.41

  Other loans:
 Loans on savings accounts.......................         282       .82       354      0.96       284      0.77
 Installment loans...............................          --        --       609      1.66       667      1.82
                                                      -------    ------   -------    ------   -------    ------

   Total loans receivable........................      34,305    100.00%   36,789    100.00%   36,778    100.00%
                                                                 ======              ======              ======
Less:
 Loans in process................................        (377)               (285)               (246)
 Unearned loan fees, net of deferred loan costs..        (297)               (256)               (232)
 Allowance for loan losses.....................          (293)               (293)               (293)
                                                      -------             -------             -------

   Net loans receivable..........................     $33,338             $35,955             $36,007
                                                      =======             =======             =======

       Loan Maturity Schedule. The following table shows the maturity of the loan portfolio at June 30, 1998. The table does not reflect anticipated prepayments or scheduled principal amortization.

                                                              At June 30, 1998
                                           -----------------------------------------------------
                                                               Mortgage Loans
                                           -----------------------------------------------------
                                               One- To               Commercial
                                                Four-                and Other  Other
                                               Family   Multifamily  Property   Loans    Total
                                           ------------ ----------- ----------  -----   --------
                                                                   (In Thousands)
Amount due:
  Within 1 year...........................    $   178   $         5 $   112     $   546 $    841

 After 1 year:
  1 to 3 years...........................         596            --      10         176      782
  3 to 5 years...........................         550            --     107         192      849
  5 to 10 years..........................       1,855            --      64          --    1,919
  10 to 20 years.........................      26,302            --   3,253          37   29,592
  Over 20 years..........................       2,795            --      --          --    2,795
                                              -------   ----------- -------     -------   ------

    Total due after one year.............      32,098            --   3,434         405   35,937
                                              -------   ----------- -------     -------   ------

    Total amounts due....................     $32,276   $         5 $ 3,546     $   951   36,778
                                              =======   =========== ======      =======

    Loans in process.....................                                                   (246)
    Deferred loan fees, net of deferred..                                                   (232)
 loan costs..............................                                                   (293)
                                                                                         -------
 Allowance for loan losses...............                                                $36,007
                                                                                         =======
 Loans receivable, net...................

       One- to Four-Family Residential Real Estate Loans. The primary lending activity currently consists of the origination of fixed rate one- to four-family owner-occupied residential mortgage loans, virtually all of which are collateralized by properties located in Fairfield County, South Carolina. The Savings Bank does originate some adjustable-rate first mortgage loans. At June 30, 1998, $32.3 million, or 87.8% of the total loan portfolio, consisted of one- to four-family residential real estate loans. The Savings Bank also originates one- to four-family construction loans that convert to permanent loans after the initial construction period which generally does not exceed six months. The Savings Bank is a portfolio lender. It has not sold loans in the secondary mortgage market and does not intend to conduct secondary market sales in the foreseeable future. One- to four-family loans are underwritten and originated according to policies approved by the Board of Directors. In the current lending environment, savings deposits and loan repayments have exceeded demand for loans.

       The Savings Bank currently offers fixed rate and adjustable rate one- to four-family residential mortgage loans with terms ranging up to 30 years. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that the Savings Bank's one- to four-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors. In recent years, the average maturity of the Savings Bank's mortgage loans has decreased significantly due to unprecedented volume of refinancing activity.

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

       Commercial and Other Real Estate Loans. The Savings Bank originates commercial and other real estate loans on a limited basis. Savings Bank lending policies require that all commercial loans be secured solely by real estate, with no security interest allowed in furniture and fixtures, inventory, goodwill, or other assets of the business. At June 30, 1998, such loans had an aggregate balance of $2.5 million, or 6.9%, of the total loan portfolio. The commercial and other real estate loans are generally collateralized by, among others, real estate used by small businesses, church property, convenience stores, and small manufacturing operations. The Savings Bank generally does not solicit such loans, and originates such loans selectively and on a case-by-case basis. The Savings Bank rarely originates multifamily residential real estate loans, and has purchased only one such loan, a participation interest with an aggregate remaining principal balance of $5,000 at June 30, 1998. Multi-family loans totaled $5,000, or .01% of the loan portfolio, at June 30, 1998. All of the commercial real estate loans have fixed rates of interest. The Savings Bank offers such loans with loan-to-value ratios of up to 75% and terms of up to 15 years. To compensate the Savings Bank for the increased credit risk associated with commercial loans, interest rates are maintained at a level above that charged for one- to four-family residential properties. Because of the increased credit risk associated with such loans and the low level of demand for such loans in the Savings Bank's primary market area, the Savings Bank does not expect commercial and multifamily real estate lending to constitute a significant part of loan originations in the foreseeable future.

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

       Unimproved Land Loans.   The Savings Bank also offers loans secured by
unimproved land, such as woodlands, pasture land, agricultural land, recreational land, and other undeveloped land. In recent years the Savings Bank has reduced its originations of such loans. Such loans totaled $1.0 million, or 2.8%, of the total loan portfolio at June 30, 1998. All of the Savings Bank's unimproved land loans have fixed rates of interest. The Savings Bank offers such loans with loan to value ratios of up to 75% on tracts of 15 acres or less, and loan to value ratios of up to 70% on tracts of land larger than 15 acres. The Savings Bank considers the credit risks associated with large acreage to be greater than normal, and will charge a higher rate of interest for such loans. The maximum term allowed for all land loans is 15 years. The Board of Directors reserves the right to disregard the value of any timber that may be on the subject property, and may require a review by a recognized forester, in addition to the appraisal, if it is deemed necessary. The borrower may be required to negotiate a release of timber rights prior to the harvesting of any timber from the subject property.

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

       Consumer Loans. To a much lesser extent, the Savings Bank also originates consumer loans consisting of passbook loans, home equity lines of credit and installment loans, primarily as a service to its customers. Such loans totaled $1.0 million, or 2.6% of the total loan portfolio at June 30, 1998.

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

     Delinquent Loans. At June 30, 1996, 1997 and 1998 delinquencies in the loan portfolio were as follows:

                                            At June 30, 1996       At June 30, 1997    At June 30, 1998
                                    ----------------------------  ------------------  ------------------
                                         Number       Principal   Number  Principal   Number  Principal
                                           of          Balance      of     Balance      of     Balance
                                         Loans         of Loans   Loans    of Loans   Loans    of Loans
                                    --------------   -----------  ------  ----------  ------  ----------
                                                           (Dollars in Thousands)
Period delinquent:
 Loans 60-89 days delinquent.......         9              $ 238       13      $ 511       24     $  650
 Loans 90 days or more
 delinquent........................        15                480       32        397       36        827
                                        -----              -----     ----  ---------   ------  ---------
   Total loans delinquent 60 days
   or more..........................       24              $ 718       45      $ 908       60     $1,477
                                        =====              =====     ====  =========   ======  =========

Delinquent loan principal to
 total gross loans:
 Loans 60-89 days delinquent  to
 total gross loans.................                         0.69%               1.39%               1.77%

 Loans 90 days or more delinquent
 to total gross loans..............                         1.40%               1.08%               2.25%

     Nonperforming Assets. The following table sets forth information with respect to non-performing assets for the periods indicated. During the periods shown, there were no restructured loans within the meaning of SFAS No. 15.

                                                     At June 30,
                                             ---------------------------
                                                1996      1997     1998
                                             ---------  --------  ------
                                               (Dollars in Thousands)
Loans accounted for on a non-accrual
  basis...................................        $ 480   $ 397   $ 827

Accruing loans which are
  contractually past due 90 days or more..           --      --      --
                                                  -----   -----   -----

Total of nonaccrual and accruing
  loans 90 days or more past due..........          480     397     827

Foreclosed real estate, net of related....
  valuation allowance.....................          156      96      71
                                                  -----   -----   -----

        Total nonperforming assets........        $ 636   $ 493   $ 898
                                                  =====   =====   =====

Nonperforming loans to total gross loans..         1.40%   1.08%   2.25%
Nonperforming assets to total assets......         1.44%   1.06%   1.87%

     $24,000 in interest income was recognized during the year ended June 30, 1998 on loans accounted for as non-accrual on that date. An additional $19,000 in interest income would have been recognized had those loans remained current throughout the period.

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

     When REO is acquired or otherwise deemed REO, it is recorded at the lower of cost or its estimated fair value, less estimated selling expenses. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations. At June 30, 1996, 1997, 1998, REO totaled $156,000, $96,000 and $71,000, respectively.

     Classification of Assets. OTS regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. At June 30, 1998, classified assets totaled $826,500, of which $822,000 were classified substandard and 4,500 were classified as doubtful. In addition to such classified assets, at June 30, 1998, there were $638,000 of assets designated special mention.

     Allowance for Loan Losses. The Savings Bank provides a valuation allowance for estimated losses from uncollectible loans. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on loss experience, known and inherent risk in the portfolio, prevailing market conditions, and management's judgment as to collectibility. The allowance for loss on loans is increased by charges to income and decreased by charge-offs (net of recoveries). No additions were made during the years ended June 30, 1996, 1997, or 1998. The allowance for loan losses totaled $293,000 at June 30, 1996, 1997 and 1998.

     Analysis of the Allowance for Loan Losses. The following table sets forth the allowance for loan losses at or for the dates indicated.

                                                                 At or for the
                                                             Year Ended June 30,
                                                         ------------------------------
                                                            1996       1997      1998
                                                         ----------  ---------  -------
                                                            (Dollars in Thousands)
Balance at beginning of period.......................         $  294   $  293   $  293
Provision for loan losses............................             --       --       --
Chargeoffs (1).......................................             (1)      --       --
Recoveries...........................................             --       --       --
                                                              ------   ------   ------
  Balance at end of period...........................         $  293   $  293   $  293
                                                              ======   ======   ======

Ratio of charge-offs during the period to
  average loans outstanding during the period........             --       --       --
Ratio of allowance for loan losses to nonperforming
  loans at end of period.............................          61.04%   73.80%   35.43%
Ratio of allowance for loan losses to total
  nonperforming assets at end of period..............          46.07%   59.43%   32.63%
Ratio of allowance for loan losses to net loans
  receivable at end of period........................            .88%     .81%     .81%

-------------------------------
(1) All charge-offs related to loans secured by one- to four-family residential real estate.

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.


                                                                    At June 30,
                                           ---------------------------------------------------------------
                                                    1996                  1997               1998
                                           ----------------------  -----------------  --------------------
                                              Total       % of       Total     % of     Total     % of
                                             Amount     Loans (1)    Amount  Loans (1)  Amount  Loans (1)
                                           -----------  ---------    ------  ---------  ------  ---------
                                                              (Dollars in Thousands)
Balance at end of period applicable to:
 One- to four-family residential.........     $ 252       91.58%      $ 264    88.88%   $ 263    87.76%
 Multifamily residential.................         -         .06          --      .03       --      .01
 Unimproved land.........................        18        3.27          11     2.69       11     2.76
 Commercial and other....................        23        4.27          14     5.78       16     6.88
 Consumer loans..........................         -         .82           4     2.62        3     2.59
                                              -----      ------       -----   ------    -----   ------

  Total allowance for loan losses........     $ 293      100.00%      $ 293   100.00%   $ 293   100.00%
                                              =====      ======       =====   ======    =====   ======

______________________
(1) Represents the percent of the Savings Bank's total loan portfolio that is composed of loans in each specific loan category.


INVESTMENT ACTIVITIES

     Investment Portfolio. The following table sets forth certain information regarding the carrying and estimated market values of the investment securities of the Company at the dates indicated.

                                                          At June 30,
                                 ------------------------------------------------------------------
                                          1996               1997                   1998
                                 --------------------  ------------------   -----------------------
                                  Carrying    Market    Carrying  Market     Carrying    Market
                                    Value     Value      Value    Value       Value      Value
                                 -----------  -------   --------  ------    ----------  -----------
                                                     (In Thousands)
Investment securities:
 U.S. Government and federal
  agency obligations...........    $4,749     $4,774     $3,352   $3,370     $1,755      $1,771
 FHLB stock....................       429        429        429      429        321         321
 Other(1)......................        --         --         --       --        147         147
                                   ------     ------     ------   ------     ------      ------

  Total investment securities..    $5,178     $5,203     $3,781   $3,799     $2,223      $2,239
                                   ======     ======     ======   ======     ======      ======

________________________
(1)  Consists of certificate of deposit and equity securities.

     Investment Portfolio Maturities. The following table sets forth information regarding the carrying value, weighted average yields, and maturities of the investment securities of the Company at June 30, 1998.

                                                                     At June 30, 1998
                             ---------------------------------------------------------------------------------------------------
                               One Year or Less        One to Five Years        Five to Ten Years         More than Ten Years
                             ---------------------   ----------------------   -----------------------   ------------------------
                                       Annualized               Annualized                Annualized                Annualized
                                        Weighted                 Weighted                  Weighted                 Weighted
                             Carrying    Average      Carrying    Average       Carrying    Average       Carrying   Average
                              Value     Yield (1)      Value     Yield (1)       Value     Yield (1)       Value    Yield (1)
                             --------  -----------   ---------  -----------   ----------  -----------   ----------  ------------
                                                                (Dollars in Thousands)
U.S. Treasury obligations..   $600       6.59%        $  500      6.38%        $    --           --       $   --         --
Federal Home Loan Bank
 obligations...............    200       6.06%           455      6.53%             --           --           --         --
Federal Home Loan Bank
 stock (2).................     --         --             --        --              --           --          321       7.25%
Other(3)...................    147       3.91%            --        --              --           --           --         --
                              ----                    ------                   -------                    ------
Total investments..........   $947                    $  955                   $    --                    $  321
                              ====                    ======                   =======                    ======

                                                             Total Investment Securities
                                                       ------------------------------------------
                                                                                     Annualized
                                                         Carrying        Market       Average
                                                          Value          Value         Yield (1)
                                                        ----------     ----------     -----------
U.S. Treasury obligations..                              $1,100          $1,106         6.49%
Federal Home Loan Bank obligations...............           655             655         6.39%
Federal Home Loan Bank stock (2)................            321             321         7.25%
Other(3)...................                                 147             147         3.91%
                                                         ------          ------         ----
Total investments..........                              $2,223          $2,239         6.40%
                                                         ======          ======         ====

___________________
(1)  Annualized interest return as a percentage of acquisition cost.
(2) Federal Home Loan Bank stock has no stated maturity, and is assumed for these purposes to be held ten years.
(3)  Consists of certificate of deposit and equity securities.

SOURCES OF FUNDS

     General. The Company's sources of funds are the net proceeds retained by it in connection with the Conversion, and dividends from the Savings Bank. In 1998 the Savings Bank paid $2,550,000 in dividends to the Company. Deposits are the major source of funds for lending and other investment purposes of the Savings Bank. The Savings Bank's's deposit-gathering activities are currently conducted from the Savings Bank's's two facilities in Winnsboro, South Carolina. In addition to deposits, the Savings Bank derives funds from the amortization and prepayment of loans, the maturity of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

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

     The weighted-average interest rate on savings deposits was approximately 4.84% at June 30, 1997 and 4.75% at June 30, 1998. Balances are tabulated as follows:

                                                  At June 30,
                          ---------------------------------------------------
                                 1996             1997               1998
                          ----------------  -----------------  --------------
                                     % of               % of             % of
                           Amount   Total    Amount    Total   Amount   Total
                          -------  -------  --------  -------  ------   -----
                                          (Dollars in Thousands)
NOW Accounts............  $    --      --%  $ 1,402     4.12%  $ 1,906   5.01%
Regular passbook........    2,323    7.43     3,024     8.89     3,248   8.55
Money-market passbook...    4,214   13.47     3,812    11.20     3,282   8.64
Certificates:
 3.99% and lower........        -       -         2      .01        42    .11
 4.00% - 4.99%..........      502    1.61        14      .04       479   1.26
 5.00% - 5.99%..........   20,056   64.13    22,301    65.54    28,297  74.47
 6.00% - 6.99%..........    4,178   13.36     2,103     6.18       921   2.42
 7.00% - 7.99%..........        -       -     1,559     4.58        --     --
 8.00% - 8.99%..........        -       -        12      .04        --     --
Deposit Premium.........        -       -      (205)    (.60)     (178)  (.46)
                          -------  ------   -------   ------   ------- ------
  Total.................  $31,273  100.00%  $34,024   100.00%  $37,997 100.00%
                          =======  ======   =======   ======   ======= ======

     At June 30, 1998 the Savings Bank had certificates of deposits in amounts of $100,000 or more maturing as follows:

     Maturity Period                                        Amount
     ---------------                                        -------
                                                         (In Thousands)
     One month through three months...................      $ 4,443
     Three through six months.........................        3,091
     Six through 12 months............................        3,196
     Over 12 months...................................        1,065
                                                            -------
      Total...........................................      $11,795
                                                            =======

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

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. At June 30, 1998, the Savings Bank was in compliance with its loans to one borrower limitations.

     Qualified Thrift Lender Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings bank is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly basis in 9 out of every 12 months. A savings bank that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of June 30, 1998, the Savings Bank satisfied the QTL test.

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Savings Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters; provided that the institution would not be undercapitalized, as that term is defined in the OTS Prompt Corrective Action regulations, following the capital distribution. As of June 30, 1998, the Savings Bank would qualify
as a Tier 1 Savings Bank.   In addition, the OTS could prohibit any proposed
capital distribution by the Savings Bank, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. The Savings Bank is required to maintain an average daily balance of liquid assets as defined by OTS regulations. This liquidity requirement, which is currently 4%, may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flow of member institutions. The Savings Bank's liquidity ratio averaged 18.99% during the month ended June 30, 1998. Monetary penalties may be imposed for failure to meet these liquidity requirements. At June 30, 1998, the Savings Bank was in compliance with its liquidity requirements.

     Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. Based on its assets at March 31, 1998, the Savings Bank is required to pay a semi-annual assessment of approximately $7,900.

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

     Transactions with Related Parties. The Savings Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA").
Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary. At June 30,

1998, the Savings Bank was in compliance with the transactions with affiliates rules governed by Sections 23A and 23B.

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

     Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3.0% leverage ratio (or core capital ratio) and an 8.0% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights ("PMSRs"). The OTS regulations also require that, in meeting the tangible ratio, leverage and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. At June 30, 1998, the Savings Bank's ratio of tangible capital to total assets, and its ratio of core (leverage) capital to total assets, was 17.5%.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 3.0% leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25%. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. At June 30, 1998, the Savings Bank's ratio of core capital to total adjusted assets was 17.5%, and its ratio of total capital to risk-weighted assets was 37.1%.

OTS regulatory capital rules also incorporate an interest rate risk component. Savings banks with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings bank's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates, divided by the estimated economic value of the Savings Bank's assets. In calculating its total capital under the risk-based rule, a savings bank whose measured interest rate risk exposure exceeds 2%, must deduct an interest rate component equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The OTS has indefinitely deferred the implementation of the interest rate risk component in the computation of an institution's risk-based capital requirements. The rule also provides that the Director of the OTS may waive or defer an institution's interest rate risk component on a case-by-case basis. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions. At June 30, 1998, the Bank was not required to maintain any additional risk-based capital under this rule.

     The following table presents the pro forma computations of the Company's net portfolio value as of June 30, 1998.

         Change in
      Interest Rates
      in Basis Points          Net Portfolio Value
                        ---------------------------------
       (Rate Shock)     Amount      $ Change     % Change
     -----------------  ----------  ----------   --------
                            (Dollars in thousands)
            400              5,315      (4,066)      (43)%
            200              7,484      (1,897)      (20)%
              -              9,381           -         -
           (200)            10,394       1,013        11%
           (400)            11,325       1,944        21%

     At June 30, 1998, the Savings Bank was in compliance with all of its capital requirements.

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

     In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment was 65.7 basis points per $100 in deposits, payable on November 30, 1996. For the Savings Bank, the assessment amounted to $193,000 (or $127,000 when adjusted for taxes), based on the Savings Bank's deposits on March 31, 1995. In addition, pursuant to the legislation, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation are now paid jointly by BIF-insured institutions and SAIF-insured institutions. The FICO assessment is 1.29 basis points per $100 in BIF deposits and 6.44 basis points per $100 in SAIF deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits).

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

     While the legislation has reduced the disparity between premiums paid on BIF deposits and SAIF deposits, and has relieved the thrift industry of a portion of the contingent liability represented by the FICO bonds, the premium disparity between SAIF-insured institutions, such as the Savings Bank, and BIF-insured institutions will continue until at least January 1, 1999. The Savings Bank's annual SAIF premiums for the fiscal year ended June 30, 1998 were $21,000.

FEDERAL HOME LOAN BANK SYSTEM

     The Savings Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Savings Bank was in compliance with this requirement with an investment in FHLB-Atlanta stock, at June 30, 1998, of $321,000.

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

ITEM 2.  PROPERTIES
-------------------

     The Company conducts its business through two facilities located in Winnsboro, Fairfield County, South Carolina. The main office at its current location opened and has been owned by the Savings Bank since 1970. The branch office acquired from First Palmetto is leased. At June 30, 1998, the net book value of the Company's property and equipment was $547,000.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
------------------------------------------------------------------------------

     As of June 30, 1998, the Company had 579,664 shares of common stock issued and outstanding. At such date, the Company had 321 shareholders of record, excluding shareholders who have registered their common stock in street name. The Company's common stock is traded on the NASDAQ Small-Cap market under the symbol "SCCB." Set forth below are the quarterly high and low bid prices for the Common Stock, as reported on the NASDAQ Small Cap Market, for the last eight quarters of trading.

                                              High    Low
                                              -----  -----
          Quarter ended September 30, 1996..  16.00  15.00
          Quarter ended December 31, 1996...  15.00  15.00
          Quarter ended March 31, 1997......  19.75  16.50
          Quarter ended June 30, 1997.......  19.25  17.50
          Quarter ended September 30, 1997..  25.25  18.50
          Quarter ended December 31, 1997...  24.50  21.50
          Quarter ended March 31, 1998......  23.63  21.50
          Quarter ended June 30, 1998.......  21.88  21.00

     During 1997 and 1998, the Company declared semi-annual cash dividends of $.30 and $.32 per share, respectively. For a discussion of limitations on the Company's ability to pay cash dividends, see Item 1. Business--Regulation and Supervision--Limitation on Capital Distributions; and Notes 9 and 16 to the Notes to Consolidated Financial Statements.

ITEM 5-A. SELECTED FINANCIAL DATA
---------------------------------

     Set forth below are selected financial and other data of the Company.

                                                                       At June 30,
                                                      ------------------------------------------------------
                                                         1994      1995          1996        1997     1998
                                                      ---------  ---------  --------------  -------  -------
                                                                      (In Thousands)
SELECTED FINANCIAL DATA:

Total assets................................          $47,341      $43,947        $44,172   $46,598  $47,992
Loans receivable, net.......................           32,445       33,047         33,338    35,955   36,007
Interest-earning deposits...................            8,307        2,836          4,171     5,242    8,100
Investment securities.......................            5,009        6,612          5,178     3,781    2,223
Foreclosed real estate, net.................              145          171            156        96       71
Deposits....................................           34,265       30,106         31,273    34,024   37,997
Stockholders equity.........................            6,152       13,350         12,309    11,962    9,414

                                                                   FOR THE YEAR ENDED JUNE 30,
                                                        ----------------------------------------------------
                                                          1994         1995         1996      1997     1998
                                                        -------      -------      -------   -------  -------
                                                                            (In Thousands)
SELECTED OPERATING DATA:

Interest income.............................            $ 3,196      $ 3,429      $ 3,406   $ 3,500  $ 3,519
Interest expense on savings accounts
  and borrowed money........................              1,442        1,351        1,643     1,635    1,715
                                                        -------      -------      -------   -------  -------
        Net interest income.................              1,754        2,078        1,763     1,865    1,804

  Provision for loan losses.................                151           --           --        --       --
                                                        -------      -------      -------   -------  -------
        Net interest income after
          provision for loan losses.........              1,603        2,078        1,763     1,865    1,804

Noninterest income..........................                 42          110           35        88      132

Noninterest expense.........................                530          705          991     1,272    1,266
                                                        -------      -------      -------   -------  -------

Income before income taxes and
  effect of change in accounting principle..              1,115        1,483          807       681      670

Income tax expense..........................                411          556          319       258      262
                                                        -------      -------      -------   -------  -------

Income before change
  in accounting principle...................                704          927          488       423      408

Cumulative effect of change in
  accounting for income taxes...............                (52)          --           --        --       --
                                                        -------      -------      -------   -------  -------

Net income..................................            $   652      $   927      $   488   $   423  $   408
                                                        =======      =======      =======   =======  =======
Basic earnings per share....................                N/A        $1.28         $.67      $.62     $.70
                                                                     =======      =======   =======  =======
Diluted earnings per share..................                N/A        $1.28         $.67      $.62     $.68
                                                                     =======      =======   =======  =======

---------------------------------
(1) There were no shares outstanding prior to the Company's initial offering of July 7, 1994

                                                         AT OR FOR THE YEAR ENDED JUNE 30,
                                                  ----------------------------------------------
                                                   1994      1995      1996      1997      1998
                                                  ------    ------    ------    ------    ------
SELECTED FINANCIAL RATIOS AND OTHER DATA:
  Return on average assets...................       1.60%     2.10%     1.11%      .93%      .88%
  Return on average stockholders' equity.....      11.11      7.07      3.77      3.46      4.00
  Average equity to average assets...........      14.39     29.80     29.38     26.71     22.06
  Total equity to total assets...............      13.00     30.38     27.87     25.67     19.62
  Operating expenses to average assets.......       1.30      1.60      2.25      2.78      2.74
  Net interest income to operating expenses..     330.94    294.75    177.90    146.62    142.50
  Nonperforming loans to total loans (1).....       2.01       .80      1.40      1.08      2.25
  Nonperforming assets to total assets (2)...       1.74      1.01      1.44      1.06      1.87

_____________________
(1) Nonperforming loans consist of non-accruing loans past due 90 days or more and accruing loans past due 90 days or more.
(2) Nonperforming assets consist of nonperforming loans and real estate acquired through foreclosure.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this document contains forward-looking statements. The forward looking statements contained in the following sections are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed. Readers should not place undue reliance on these forward-looking statements, as they reflect management's analysis as of the date of this report. The Company has no obligation to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this report. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including quarterly reports on Form 10-QSB and current reports filed on Form 8-K.

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

FINANCIAL CONDITION

     The Company's total consolidated assets increased by approximately $1.4 million or 3.0% from $46.6 million at June 30, 1997 to $48.0 at June 30, 1998. The increase in assets for the year was primarily attributable to a $4.0 million growth in deposits which helped fund the $2.8 million in stock repurchases.

     The composition of the Company's balance sheet has not been materially affected by market conditions between June 30, 1997 and June 30, 1998. Net loans increased $52,000 or .15%. This increase was primarily as a result of new loan originations slightly exceeding principal repayments and refinancing payoffs.

     Deposits increased $4.0 million or 11.7%, from $34.0 million at June 30, 1997 to $38.0 million at June 30, 1998. The increase in deposits was primarily attributable to a $2.4 million governmental deposit and $1.6 million of new deposit growth.

     During fiscal 1998, the Company repurchased 120,429 shares of its Common Stock at an aggregate cost of approximately $2.8 million.

AVERAGE BALANCE SHEET

     The following table sets forth certain information relating to the Company's consolidated statement of financial condition at June 30, 1996, 1997 and 1998, and its consolidated statement of income for the years ended those dates. It reflects the average yield on assets and the average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of related assets or liabilities for the periods shown. Average loan and savings account balances are derived from month-end balances as opposed to daily balances; management does not believe that the use of month-end balances resulted in any material effect on the information presented. Loan interest includes fees which are considered yield adjustments; average loan balances include non-accruing loans.

                                                                              YEAR ENDED JUNE 30,
                                          ------------------------------------------------------------------------------------------
                                                       1996                            1997                         1998
                                         ------------------------------ ------------------------------ -----------------------------
                                                               AVERAGE                        AVERAGE                        AVERAGE
                                          AVERAGE              YIELD/    AVERAGE              YIELD/    AVERAGE              YIELD/
                                          BALANCE   INTEREST    COST     BALANCE   INTEREST    COST     BALANCE   INTEREST    COST
                                         --------- ---------- --------- --------- ---------- --------- --------- ---------- --------
                                                                             (DOLLARS IN THOUSANDS)
Assets:
 Interest-earning assets:
  Loans receivable and mortgage-backed
   securities...........................  $ 33,075   $  2,817     8.52%  $ 35,254   $  2,966     8.41%  $ 35,874   $  2,999  8.36%
  Investment securities.................     5,188        333     6.42      4,108        279     6.79      3,821        272  7.12%
  Interest-earning deposits.............     4,615        256     5.55      4,935        255     5.17      5,191        248  4.78%
                                          --------   --------            --------   --------            --------   --------
    Total interest-earning assets.......    42,878      3,406     7.94     44,297      3,500     7.90     44,886      3,519  7.84%
                                                     --------                       --------                       --------
 Noninterest-earning assets.............     1,189                          1,408                          1,351
                                          --------                       --------                       --------
    Total assets........................  $ 44,067                         45,705                       $ 46,237
                                          ========                       ========                       ========

Liabilities and Equity:
 Interest-bearing liabilities:
  Checking accounts.....................  $     --         --            $    784         13     1.66   $  1,231         20  1.62%
  Passbook savings accounts.............     2,385         71     2.98      2,675         84     3.14      3,083         88  2.85%
  Certificates and money market
   savings accounts.....................    28,331      1,572     5.55     29,306      1,538     5.25     30,793      1,607  5.22%
                                          --------   --------            --------   --------            --------   --------
Total interest-bearing liabilities......    30,716      1,643     5.35     32,765      1,635     4.99     35,107      1,715  4.89%
                                                     --------                       --------                       --------

 Noninterest bearing deposits...........        --                            247                            606
 Noninterest bearing liabilities........       406                            484                            326
                                          --------                       --------                       --------
    Total liabilities...................    31,122                         33,496                         36,039
                                          --------                       --------                       --------
 Stockholders' Equity...................    12,945                         12,209                         10,198
                                          --------                       --------                       --------
    Total liabilities and stockholders'
     equity earnings....................  $ 44,067                       $ 45,705                       $ 46,237
                                          ========                       ========                       ========
Net interest income.....................             $  1,763                       $  1,865                       $  1,804
                                                     ========                       ========                       ========
Net interest rate spread (1)............                          2.59%                          2.91%                       2.95%
                                                                  ====                           ====                        ====
Net interest margin (2).................                          4.11%                          4.21%                       4.02%
                                                                  ====                           ====                        ====
Ratio of interest-earning assets to
 interest-bearing liabilities...........    139.59%                        135.20%                        127.85%
                                          ========                       ========                       ========

_________________
(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income before the provision for loan losses divided by total interest-earning assets.

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

                                                                     Year Ending June 30,
                                             -----------------------------------------------------------------------
                                                         1997 vs. 1996                          1998 vs. 1997
                                             -----------------------------------   ---------------------------------
                                                      Increase/(Decrease)                Increase/(Decrease)
                                                            Due to                             Due to
                                             -----------------------------------   ---------------------------------
                                                 Volume       Rate      Net           Volume       Rate       Net
                                             --------------  ------   ----------   ------------   -------   --------
                                                                        (In Thousands)
Interest-earning assets:
Net loans and mortgage-backed
 securities.........................           $186          $(37)     $149          $ 52          $(19)      $ 33
Investment securities...............            (69)           15       (54)          (19)           12         (7)
Interest-earning deposits...........             18           (19)       (1)           13           (20)        (7)
                                               ----          ----      ----          ----          ----       ----
 Total interest-earning assets......           $135           (41)       94          $ 46          $(27)      $ 19
                                               ====          ====      ====          ====          ====       ====

Interest-bearing liabilities:
Savings accounts....................           $ 68          $(76)     $ (8)         $104          $(24)      $ 80
                                               ----          ----      ----          ----          ----       ----
Total interest-bearing liabilities..           $ 68          $(76)     $ (8)         $104          $(24)      $ 80
                                               ====          ====      ====          ====          ====       ====

Net change in net interest income...           $ 67          $ 35      $102          $(58)         $ (3)      $(61)
                                               ====          ====      ====          ====          ====       ====

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

     Net Income. Net income decreased $15,000 or 3.5% from $423,000 for the year ended June 30, 1997 to $408,000 for the year ended June 30, 1998. The return on average assets was .93% for 1997 as compared to .88% for 1998. This decrease resulted primarily from net interest income decreasing by $61,000.

     Net Interest Income. Net interest income decreased $61,000 or 3.3% from $1.9 million for 1997 to $1.8 million for 1998. The decline net interest income primarily reflects an increase in average interest-earning assets for the Company of only $589,000 or 1.3% while averaging interest bearing liabilities increased by $2.3 million. The majority of the deposit growth was in certificates of deposits which carried the highest cost of funds. The interest rate spread increased from 2.91% for 1997 to 2.95% for 1998.

       Interest Income. Total interest income increased $19,000 for 1998 compared to 1997. Interest on loans increased by only $32,000, or 1.1%. Interest on investments decreased $7,000 as the average portfolio decreased and provided funds for the stock repurchase program.

       Interest Expense. Interest expense increased $80,000 for the year ended June 30, 1998 compared to the year ended June 30, 1997. The increase for the year ending June 30, 1998 was the result of $2.3 million increase in the average interest-bearing deposits outstanding offset by a 10 basis point decrease in the average cost of funds. The majority of this deposit growth came as a result of an increase in certificates of deposit accounts.

       Provision for Loan Losses. The Company did not record any provision for loan losses for either 1997 or 1998. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. The ratio of allowance to non-performing loans at June 30, 1998 was 35.4% and nonperforming loans to total loans was 2.25%.

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

       Non-Interest Income. Non-interest income continues to increase as a result of new products and services being offered that generate fee income. This income was $88,000 for the year ending June 30, 1997 and $122,000 for the same period in 1998.

       Non-Interest Expense. Non-interest expense decreased by $6,000 in 1998 compared to 1997. The decrease was the direct result of increases in compensation expense and employee benefits and other operating expenses offset by the $217,000 reduction in deposit insurance premiums subsequent to the SAIF assessment in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Savings Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Savings Bank maintains liquidity levels significantly in excess of regulatory requirements. The Savings Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, repayment of borrowings and loan commitments. The Savings Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

     The Company's sources of funds are the net proceeds retained by it in connection with the Conversion, and dividends from the Savings Bank. In 1998, the Savings Bank paid $2,550,000 in dividends to the Company. The Savings Bank's primary sources of funds are deposits, amortization and prepayment of loans, maturities of investment securities, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Savings Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Savings Bank invests in short-term interest-earning assets, which provide liquidity to meet lending requirements. At June 30, 1998, $747,000 million, or 49.7%, of the Savings Bank's investment portfolio was scheduled to mature in one year or less, $755,000 million, or 50.3%, was scheduled to mature in one to five years. For additional information about cash flows from the Company's operating, financing, and investing activities, see Statements of Cash Flows included in the Consolidated Financial Statements.

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

     At June 30, 1998, the Savings Bank had outstanding loan commitments of approximately $42,000. This amount does not include the unfunded portion of loans in process and unfunded lines of credit. Savings certificates scheduled to mature in less than one year at June 30, 1998, totaled $25.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Savings Bank.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchase power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Because Community Federal originates only fixed-rate loans, its net interest income is influenced significantly by the movement of interest rates in general. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

YEAR 2000 COMPLIANCE

       The Company has established a plan to address Year 2000 issues. Successful implementation of this plan will eliminate any extraordinary expenses related to the Year 2000 issue. The Company has received confirmation from its sole data processing company regarding their Year 2000 plans and compliance.
The Company has requested its data processing company information that would enable it to test all critical systems by 1998 in order to ensure compliance by December 31, 1998. The Company has a reasonable basis to conclude that the Year 2000 issue will not materially affect future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

IMPACT OF NEW ACCOUNTING STANDARDS

       Comprehensive Income. SFAS No. 130, "Reporting Comprehensive Income," issued in July 1997, establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. SFAS No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Comparative financial statements are required to be reclassified to reflect the provisions of this statement. SFAS No. 130 was adopted by the Company for the June 30, 1998 financial statements.

       Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," issued in February 1998, standardizes disclosure requirements for pensions and other postretirement benefits and requires additional disclosure on changes in benefit obligations and fair values of plan assets in order to facilitate financial analysis. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged.

       Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recognized as either assets or liabilities in the statement of financial position. Under this standard, all derivative instruments should be measured at fair value. At the date of initial application, an entity may transfer any held-to-maturity securities into the available-for-sale category or the trading category, although the Company has no intention of doing so. An entity will then be able in the future to designate a security transferred into the available-for-sale category as a hedged item. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Because the Company and the Savings Bank do not invest in derivative instruments or enter into hedging transactions, adoption of this statement is not anticipated to have a significant effect on the Company's financial position or results of operations.

ITEM 7.   FINANCIAL STATEMENTS
-------------------------------

       The following audited financial statements and related documents are presented herein on the following pages:

       (a)    Independent Auditors' Report  31
       (b)    South Carolina Community Bancshares, Inc. and Subsidiary:
              (i)      Consolidated Balance Sheets....................  32
              (ii)     Consolidated Statements of Income..............  33
              (iii)    Consolidated Statements of Stockholders' Equity  34
              (iv)     Consolidated Statements of Cash Flows..........  35
              (v)      Notes to Consolidated Financial Statements.....  37

       With the exception of the aforementioned sections, the Registrant's 1998 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-KSB, and no other sections of the 1998 Annual Report to Stockholders are incorporated herein by this reference.

              [LETTERHEAD OF CRISP HUGHES EVANS LLP APPEARS HERE]

                          Independent Auditors' Report
                          ----------------------------


To the Board of Directors
South Carolina Community Bancshares, Inc.


We have audited the accompanying consolidated balance sheets of South Carolina Community Bancshares, Inc. and Subsidiary (the "Company") as of June 30, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1997 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                           /s/ Crisp Hughes Evans LLP

Asheville, North Carolina
August 14, 1998

                    SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                       June 30,
                                                                           -----------------------------
           Assets                                                               1997           1998
           ------                                                               ----           ----
Cash and due from banks                                                      $      436     $      578
Interest earning deposits                                                         5,242          8,100
Investment securities, held to maturity                                           3,352          1,855
Investment securities, available for sale                                          --               47
Loans receivable, net                                                            35,955         36,007
Mortgage-backed securities, held to maturity                                         48             35
Premises and equipment, net                                                         551            547
Federal Home Loan Bank stock                                                        429            321
Interest receivable                                                                 340            301
Real estate                                                                          96             71
Prepaid expenses and other assets                                                   149            130
                                                                             ----------     ----------

         Total assets                                                        $   46,598     $   47,992
                                                                             ==========     ==========

   Liabilities and Stockholders' Equity
   ------------------------------------

Deposits                                                                     $   34,024     $   37,997
Advance payments for taxes and insurance                                             42             38
Accrued expenses and other liabilities                                              374            361
Income taxes:
  Current                                                                            78             58
  Deferred                                                                          118            124
                                                                             ----------     ----------
         Total liabilities                                                       34,636         38,578
                                                                             ----------     ----------

Stockholders' equity:
  Preferred stock ($.01 par value, 200,000 shares authorized;
    none outstanding)                                                                --             --
  Common stock ($.01 par value, 1,400,000 shares authorized;
    780,275 shares issued; 699,733 outstanding at June 30, 1997
    and 579,664 at June 30, 1998)                                                    8               8
  Paid in capital                                                                7,321           7,389
  Retained earnings, substantially restricted                                    6,801           6,865
  Treasury stock at cost (80,542 shares at June 30, 1997
    and 200,611 shares at June 30, 1998)                                        (1,352)         (4,185)
  Unearned compensation:
    Employee Stock Ownership Plan                                                 (452)           (392)
    Management Recognition Plan                                                   (364)           (271)
                                                                             ----------     ----------
         Total stockholders' equity                                              11,962          9,414
                                                                             ----------     ----------

         Total liabilities and stockholders' equity                          $   46,598     $   47,992
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

                    SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                        Consolidated Statements of Income
                   (in thousands, except net income per share)

                                                                                    Years Ended
                                                                                      June 30,
                                                                           -----------------------------
                                                                                1997           1998
                                                                                ----           ----
Interest income:
  Loans                                                                      $    2,964     $    2,996
  Mortgage-backed securities                                                          2              3
  Investments                                                                       279            272
  Interest earning deposits                                                         255            248
                                                                             ----------     ----------
         Total interest income                                                    3,500          3,519

Interest expense:
  Deposits                                                                        1,635          1,715
                                                                             ----------     ----------
         Net interest income                                                      1,865          1,804

Provision for loan losses                                                            --             --
                                                                             ----------     ----------
         Net interest income after provision for loan losses                      1,865          1,804
                                                                             ----------     ----------

Noninterest income:
  Loan fees and services                                                             35             50
  Other                                                                              53             82
                                                                             ----------     ----------
         Total noninterest income                                                    88            132
                                                                             ----------     ----------

Noninterest expenses:
  Compensation and employee benefits                                                588            701
  Net occupancy expense                                                              77             92
  Deposit insurance premiums                                                        238             21
  Data processing                                                                    73             82
  Other                                                                             296            370
                                                                             ----------     ----------
         Total noninterest expenses                                               1,272          1,266
                                                                             ----------     ----------

         Income before income taxes                                                 681            670

Income tax expense                                                                  258            262
                                                                             ----------     ----------

         Net income                                                          $      423     $      408
                                                                             ==========     ==========

Net income per common share:
  Basic                                                                      $      .62     $      .70
  Diluted                                                                           .62            .68
                                                                             ==========     ==========

Weighted-average shares:
  Basic                                                                             671            581
  Diluted                                                                           680            599
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

                    SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                        (in thousands, except share data)

                                                                                                 Unearned Compensation
                                                Common     Paid-In     Retained     Treasury   ------------------------
                                                Stock      Capital     Earnings       Stock      for ESOP     for MRP       Total
                                                -----      -------     --------       -----      --------     -------       -----

Balance at June 30, 1996                      $      8    $  7,279     $  6,769     $   (790)    $   (514)    $   (443)    $ 12,309

Net income                                          --          --          423           --           --           --          423

Cash dividends declared ($.60 per share)            --          --         (391)          --           --           --         (391)


ESOP and MRP compensation earned                    --          42           --           --           62           79          183

Treasury stock purchased (35,677 shares)            --          --           --         (562)          --           --         (562)

                                              --------    --------     --------     --------     --------     --------     --------

Balance at June 30, 1997                             8       7,321        6,801       (1,352)        (452)        (364)      11,962

Net income                                          --          --          408           --           --           --          408

Cash dividends declared ($.64 per share)            --          --         (344)          --           --           --         (344)


ESOP and MRP compensation earned                    --          70           --           --           60           93          223

Exercise of stock options (360 shares)              --          (2)          --            7           --           --            5

Treasury stock purchased (120,429 shares)           --          --           --       (2,840)          --           --       (2,840)

                                              --------    --------     --------     --------     --------     --------     --------

Balance at June 30, 1998                      $      8    $  7,389     $  6,865     $ (4,185)    $   (392)    $   (271)    $  9,414
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

                    SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                    Years Ended
                                                                                      June 30,
                                                                           -----------------------------
                                                                                1997           1998
                                                                                ----           ----
Operating activities:
  Net income                                                                 $      423     $      408
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                                     45             54
    Gain on sale of real estate owned                                                (3)            (6)
    Deferred income taxes                                                             4              6
    Amortization of deposit premium                                                  14             27
    Accretion of discounts on investment securities, net                             (4)            (4)
    Amortization of unearned compensation                                           183            223
    Net decrease in deferred loan fees                                              (41)           (24)
    Decrease in accrued interest receivable                                           7             39
    (Increase) decrease in prepaid expenses and other assets                        (60)            19
    Increase (decrease) in income taxes payable                                      10            (20)
    Increase in accrued expenses and other liabilities                               --             11
                                                                             ----------     ----------
        Net cash provided by operating activities                                   578            733
                                                                             ----------     ----------

Investing activities:
  Net increase in loans                                                            (323)           (68)
  Branch acquisition                                                              1,576             --
  Capitalized costs on real estate owned                                             (7)            (1)
  Proceeds from sale of real estate owned                                            10             72
  Proceeds from maturities of
    investment securities                                                         1,600          2,200
  Proceeds from sale of FHLB stock                                                   --            108
  Purchases of investment securities                                               (199)          (746)
  Principal payments on mortgage-backed securities                                   14             13
  Purchases of premises and equipment                                              (181)           (50)
                                                                             ----------     ----------
        Net cash provided by investing activities                                 2,490          1,528
                                                                             ----------     ----------

                                                                     (continued)

                    SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                    Years Ended
                                                                                      June 30,
                                                                           -----------------------------
                                                                                1997           1998
                                                                                ----           ----
Financing activities:
  Net increase (decrease) in deposits                                        $    (1,032)   $    3,946
  Acquisition of treasury stock                                                    (562)        (2,840)
  Increase (decrease) in advance payments for taxes
    and insurance                                                                    19             (4)
  Proceeds from stock options exercised                                              --              5
  Dividends paid                                                                   (402)          (368)
                                                                             ----------     ----------
       Net cash provided (used) by financing activities                          (1,977)           739
                                                                             ----------     ----------

Net increase in cash and cash equivalents                                         1,091          3,000

Cash and cash equivalents at beginning of year                                    4,587          5,678
                                                                             ----------     ----------

Cash and cash equivalents at end of year                                     $    5,678     $    8,678
                                                                             ==========     ==========

Supplemental disclosures of cash flow information
-------------------------------------------------
  Cash paid during the period for:
    Interest                                                                 $    1,627     $    1,714
    Income taxes, net of refunds                                                    244            278
                                                                             ==========     ==========

  Noncash investing and financing activities:
    Real estate acquired in satisfaction of
      mortgage loans                                                         $       --     $       40
    Loan to facilitate sale of real estate                                           60             --
    Decrease in accrued dividend payable                                             11             24
                                                                             ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             June 30, 1997 and 1998
                         (Tabular amounts in thousands)


1.   Summary of Significant Accounting Policies
     ------------------------------------------

     South Carolina Community Bancshares, Inc. (the "Holding Company") was formed in March 1994, as the holding company for Community Federal Savings Bank (the "Bank").

     The accounting and reporting policies of the Holding Company and the Bank (collectively referred to as the "Company") conform, in all material respects, to generally accepted accounting principles and to general practices within the savings and loan industry. The following summarize the more significant of these policies and practices.

     Nature of Operations - The Holding Company's only endeavor is its
     --------------------
     investment in the Bank, a federally chartered stock savings bank. The Bank's principal line of business is originating residential and nonresidential first mortgage loans. The loans are primarily with individuals.

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

     Investment securities available for sale are carried at fair value. The Company has identified their holdings in certain equity securities as available for sale. The unrealized holding gains or losses on securities available for sale are reported, net of related income tax effects, as a separate component of stockholders' equity until realized. Gains or losses on sales of securities available for sale are based on the specific identification method.

     Premises and Equipment - Land is carried at cost. Premises and equipment
     ----------------------
     are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

     estimated useful lives of the assets ranging from 5 to 30 years. The cost of maintenance and repairs is charged to expense as incurred while expenditures which materially increase property lives are capitalized.

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

     Income Taxes - The Company utilizes the liability method of computing
     ------------
     income taxes. Under the liability method, deferred tax liabilities and assets are established for future tax return effects of temporary differences between the stated value of assets and liabilities for financial reporting purposes and their tax bases. The focus is on accruing the appropriate balance sheet deferred tax amount, with the statement of income effect being the result of changes in balance sheet amounts from period to period. Current income tax expense is provided based upon the actual tax liability incurred for tax return purposes.

     Income Per Share - Basic and diluted income per share amounts are based on
     ----------------
     the average number of shares outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Income per share amounts for 1997 have been restated to conform with SFAS 128. Unallocated ESOP shares are not considered as outstanding for purposes of this calculation. Diluted income per share includes the effect of dilution for stock options and stock awards.

     For the years ended June 30, 1997 and 1998, net income available to the common stockholders in both the basic and diluted computations was equal to net income. For purposes of the diluted income per share calculation, additional common stock equivalents for the stock option plan of 9,100 and 18,342 were included as weighted average common shares outstanding for the years ended June 30, 1997 and 1998, respectively.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

     Cash Flow Information - As presented in the consolidated statements of cash
     ---------------------
     flows, cash and cash equivalents include cash on hand and interest-earning deposits in other banks. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Approximately $100,000 of cash is pledged against certain deposits at June 30, 1998.

2.   Investment Securities
     ---------------------

     The amortized cost and estimated market values of investments are summarized as follows:

                                                                        Gross            Gross          Estimated
                                                     Amortized       Unrealized       Unrealized         Market
                                                       Cost             Gains           Losses            Value
                                                       ----             -----           ------            -----
           Held to maturity:
             June 30, 1997:
               U.S. government and
                 agency obligations               $        3,352   $           21   $           (3)  $        3,370
                                                   =============    =============    =============    =============

             June 30, 1998:
               U.S. government and
                 agency obligations               $        1,755   $           16   $            -   $        1,771
               Certificate of deposit                        100                -                -              100
                                                   -------------    -------------    -------------    -------------

                                                  $        1,855   $           16   $            -   $        1,871
                                                   =============    =============    =============    =============
           Available for sale:
             June 30, 1998:
               Equity securities                  $           47   $            -   $            -   $           47
                                                   =============    =============    =============    =============

      The amortized cost and estimated market values of debt securities by contractual maturity are as follows:

                                                                                                Estimated
                                                           Amortized Cost                      Market Value
                                                    ------------------------------    -------------------------------
                                                         1997           1998               1997            1998
                                                         ----           ----               ----            ----
           Held to maturity:
             Due in one year or less                $       1,997  $         800      $       2,002   $         803
             Due in one year through
               five years                                   1,355            955              1,368             968
                                                     ------------    -----------       ------------    ------------

                                                    $       3,352   $       1,755     $       3,370   $       1,771
                                                     ============    ============      ============    ============

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

     The Company had no investment securities pledged at June 30, 1997 and 1998. There were no investment securities sold during the fiscal years 1997 and 1998.

3.   Loans Receivable
     ----------------

     Loans receivable are summarized as follows:

                                                                   June 30,
                                                           ---------------------
                                                             1997          1998
                                                             ----          ----
Real estate mortgage loans:
  One to four family                                       $32,317       $32,212
  Construction                                                 381           414
  Commercial real estate                                     2,140         2,187
  Other real estate                                            988         1,014
                                                           -------       -------
      Total real estate loans                               35,826        35,827
                                                           -------       -------

Consumer loans:
  Savings account loans                                        354           284
  Home equity lines of credit                                  204           158
  Other                                                        405           509
                                                           -------       -------
                                                               963           951
                                                           -------       -------
      Total loans                                           36,789        36,778
                                                           -------       -------

Less:
  Undisbursed portion of loans in process                      285           246
  Net deferred loan fees                                       256           232
  Allowance for loan losses                                    293           293
                                                           -------       -------
                                                               834           771
                                                           -------       -------

                                                           $35,955       $36,007
                                                           =======       =======

     The change in the allowance for loan losses is summarized as follows:

                                                           Years Ending June 30,
                                                           ---------------------
                                                            1997           1998
                                                            ----           ----

Beginning balance                                           $293           $293
Provision charged to income                                   --             --
Charge-offs                                                   --             --
                                                            ----           ----

Ending balance                                              $293           $293
                                                            ====           ====

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

     In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, no loans in non-homogenous groups were determined to be impaired for the year ended or as of June 30, 1997 and 1998, respectively. Commercial and other real estate loans are included in the non-homogenous group.

     The loans in homogeneous groups, which are contractually past due ninety days or more, and are in nonaccrual status, total approximately $397,000 at June 30, 1997 and $827,000 at June 30, 1998. The amount the Bank will ultimately realize from these loans could differ materially from their carrying value because of unanticipated future developments affecting the underlying collateral or the borrower's ability to repay the loans. If collection efforts are unsuccessful, these loans will be subject to foreclosure proceedings in the ordinary course of business. Management believes that the Bank has adequate collateral on these loans and that the Bank will not incur material losses in the event of foreclosure. Approximately $55,000 and $74,000 of interest is reserved on these loans at June 30, 1997 and 1998, respectively.

4.   Mortgage-Backed Securities
     --------------------------

     The summary of mortgage-backed securities is as follows:

                                                                   Gross         Gross       Estimated
                                                     Amortized   Unrealized     Unrealized     Market
                                                       Cost        Gains         Losses        Value
                                                       ----        -----         ------        -----
           Held to maturity:
             June 30, 1997:
               FHLMC Certificates                   $       32   $        1    $        -   $       33
               GNMA Certificates                            16            -             -           16
                                                     ---------    ---------     ---------    ---------

                                                    $       48   $        1    $        -   $       49
                                                     =========    =========     =========    =========
             June 30, 1998:
               FHLMC Certificates                   $       24   $        -    $        -   $       24
               GNMA Certificates                            11            -             -           11
                                                     ---------    ------------------------------------

                                                    $       35   $        -    $        -   $       35
                                                     =========    =========     ============ =========

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

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

     The Company had no sales of mortgage-backed securities during the fiscal years 1997 and 1998. Mortgage-backed securities were not pledged at June 30, 1997 and 1998.

5.   Real Estate
     -----------

     Real estate is summarized as follows:
                                                                   June 30,
                                                             ------------------
                                                             1997          1998
                                                             ----          ----

         Real estate acquired in settlement of loans         $ 96          $ 71
                                                             ====          ====

6.    Interest Receivable
      -------------------

      Interest receivable is summarized as follows:

                                                                   June 30,
                                                             ------------------
                                                             1997          1998
                                                             ----          ----
         Loans receivable                                    $335          $345
         Investment securities                                 57            25
         Interest earning deposits                              3             5
         Allowance for uncollected interest                   (55)          (74)
                                                             ----          ----

                                                             $340          $301
                                                             ====          ====

7.    Premises and Equipment
      ----------------------

      Premises and equipment are summarized as follows:
                                                                   June 30,
                                                             ------------------
                                                             1997          1998
                                                             ----          ----

         Land                                                $ 48          $ 53
         Building and improvements                            393           423
         Furniture, fixtures and equipment                    330           345
                                                             ----          ----
                                                              771           821
         Less accumulated depreciation                        220           274
                                                             ----          ----

                                                             $551          $547
                                                             ====          ====

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

8.   Deposits
     --------

     Deposit account balances are summarized as follows:

                                                                                            Weighted Average
                                                           June 30,                          Interest Rates
                                                --------------------------------    ---------------------------------
                                                     1997             1998               1997             1998
                                                     ----             ----               ----             ----
           Noninterest bearing                  $         485    $         863                  -%               -%
           NOW accounts                                   917            1,043               1.75%            1.43%
           Money market accounts                        3,812            3,282               3.34%            2.75%
           Passbook accounts                            3,024            3,248               2.98%            2.16%
           Certificates of deposit                     25,991           29,739               5.48%            5.51%
           Deposit premium                               (205)            (178)                 -%               -%
                                                 ------------     ------------

                                                $      34,024    $      37,997               4.84%            4.75%
                                                 ============     ============

     In 1997, the Company purchased a branch and paid a premium of approximately $219,000 for its deposits. The premium is being amortized over an eight year period as a yield adjustment to interest expense.

     The aggregate amount of deposits with a minimum denomination of $100,000 is approximately $8,258,000 and $12,647,000 at June 30, 1997 and 1998,
     respectively.

     Contractual maturities of certificate accounts are summarized as follows:

                                                                June 30,
                                                      --------------------------
                                                        1997              1998
                                                       ------            ------

12 months or less                                     $23,393            $25,384
1-2 years                                               1,896              3,812
2-3 years                                                 702                543
                                                      -------            -------

                                                      $25,991            $29,739
                                                      =======            =======

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

     Interest expense on deposits is summarized as follows:

                                                                  June 30,
                                                          ----------------------
                                                            1997           1998
                                                           ------         ------

Passbook savings                                          $   84          $   65
Money market and NOW                                         139             108
Certificates of deposit                                    1,398           1,515
Amortization of deposit premium                           $   14          $   27
                                                          ------          ------

                                                          $1,635          $1,715
                                                          ======          ======

9.   Income Taxes
     ------------

     The components of income tax expense are summarized as follows:

                                   Federal           State            Total
                                   -------           -----            -----
   1997
   ----
   Current                          $238             $ 16             $254
   Deferred                            3                1                4
                                    ----             ----             ----

                                    $241             $ 17             $258
                                    ====             ====             ====
   1998
   ----
   Current                          $239             $ 17             $256
   Deferred                            5                1                6
                                    ----             ----             ----

                                    $244             $ 18             $262
                                    ====             ====             ====

     The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes are reconciled as follows:

                                                           Years Ending June 30,
                                                           ---------------------
                                                            1997           1998
                                                            ----           ----

Computed income tax expense                                $ 232          $ 228
Increase (decrease) resulting from:
  State income tax, net of
    federal benefit                                           11             12
  Nondeductible expenses                                      23             25
  Other                                                       (8)            (3)
                                                           -----          -----

      Actual income tax expense                            $ 258          $ 262
                                                           =====          =====

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

   The components of the net deferred tax liability are as follows:

                                                            JUNE 30,
                                                -------------------------------
                                                      1997            1998
                                                      ----            ----
Deferred tax liabilities:
  Accrued income                                  $         131   $         127
  FHLB stock dividends                                       67              67
  Section 481(a) adjustment - bad debt reserve               50              34
  Other                                                      49              64
                                                  -------------   -------------
                                                            297             292
                                                  -------------   -------------
 Deferred tax assets:
  Bad debt reserves                                         111             113
  Loan origination fees                                      68              51
  Other                                                       -               4
                                                  -------------   -------------
                                                            179             168
                                                  -------------   -------------

     Net deferred tax liability                   $         118   $         124
                                                  =============   =============

   The Bank's annual addition to its reserves for bad debts allowed under the Internal Revenue Code may differ significantly from the bad debt experience used for financial statement purposes. Such bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserves are used for purposes other than to absorb bad debt losses. Since the Bank does not intend to use the reserves for purposes other than to absorb losses, no deferred income taxes have been provided on the amount of bad debt reserves for tax purposes that arose in tax years beginning before December 31, 1987, in accordance with SFAS No. 109. Therefore, retained earnings at June 30, 1997 and 1998, includes approximately $842,000, representing such bad debt deductions for which no deferred income taxes have been provided.

   With the repeal of the reserve method of accounting for thrift bad debt reserves for tax year beginning after December 31, 1995, the Bank will have to recapture into taxable income its post-1987 excess reserves over a six-year period. The Bank began recapture of this reserve in the year ended June 30, 1997. The remaining amount of the post-1987 excess is approximately $89,000. Since the tax effect of this excess had been previously recorded as deferred income taxes, the Bank will have no material impact on its results of operations as a result of the recapture of the excess reserves.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

10. PROFIT SHARING AND EMPLOYEE SAVINGS PLAN
    ----------------------------------------

    The Company has established a qualifying noncontributory profit sharing plan covering substantially all employees who have completed six months of service and have attained the age of twenty-one. All employer contributions, as determined by the Board of Directors, are irrevocable and the Company has reserved the right of amendment and termination of the Plan. No contributions were made for 1997 and 1998.

    The Company also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees who have completed six months of service and have attained the age of twenty-one. Employees may contribute a percentage of their annual gross salary as limited by the federal tax laws. The Company can match employee contributions based on the plan guidelines. No contributions were made by the Company for the years ended June 30, 1997 and 1998.

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

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject. As of June 30, 1998, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total tangible, core, and risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

    The Bank's actual capital amounts (in thousands) and ratios are also presented in the table. No adjustments to capital for interest-rate risk have been required.

                                                                                           To Be Well
                                                                                       Capitalized Under
                                                            For Capital                Prompt Corrective
                                          Actual         Adequacy Purposes             Action Provisions
                                   -------------------  --------------------         ---------------------
                                      AMOUNT   Ratio      Amount     Ratio              Amount     Ratio
                                     --------  ------    ---------  -------            ---------  -------
As of June 30, 1997                                                 (greater                      (greater
 Tangible Capital                                                   than or                       than or
  (to adjusted total assets)          $10,474   23.1%       $  681  equal to) 1.5%        $2,268  equal to) 5%
                                                                    (greater                      (greater
 Core Capital                                                       than or                       than or
  (to adjusted total assets)          $10,474   23.1%       $1,362  equal to) 3.0%        $2,268  equal to) 5%
                                                                    (greater                      (greater
 Risk-Based                                                         than or                       than or
  (to risk-weighted assets)           $10,705   48.7%       $1,760  equal to) 8.0%        $2,200  equal to) 10%

As of June 30, 1998                                                 (greater                      (greater
 Tangible Capital                                                   than or                       than or
  (to adjusted total assets)          $ 8,277   17.5%       $  709  equal to) 1.5%        $2,364  equal to) 5%
                                                                    (greater                      (greater
 Core Capital                                                       than or                       than or
  (to adjusted total assets)          $ 8,277   17.5%       $1,891  equal to) 4.0%        $2,364  equal to) 5%
                                                                    (greater                      (greater
 Risk-Based                                                         than or                       than or
  (to risk-weighted assets)           $ 8,562   37.1%       $1,849  equal to) 8.0%        $2,311  equal to) 10%

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

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

    Financial instruments, the contract amounts of which represent credit risk for lines of credit, the balances outstanding, and amounts available for use at June 30, 1998, were approximately as follows (in thousands):

                                   Financial       Balance        Available
                                  Instruments    Outstanding       For Use
                                  -----------    -----------       -------
 Home equity and other lines      $       511    $       160     $      351
                                  ===========    ===========     ==========

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

    The Company had outstanding commitments to originate mortgage loans of approximately $297,000 and $42,000 at June 30, 1997 and 1998, respectively. The commitments to originate mortgage loans at June 30, 1997, were composed of fixed rate loans having interest rates ranging from 7.00% to 9.75% and terms ranging from 15 to 25 years. The commitments to originate mortgage loans at June 30, 1998, were composed of fixed rate loans having interest rates ranging from 6.875% to 7.25% and terms ranging from 5 to 30 years.

13. Employee Stock Ownership Plan (ESOP)
    ------------------------------------

    The Bank has established for eligible employees an Employee Stock Ownership Plan ("ESOP"). The Bank is expected to make scheduled cash contributions to the ESOP sufficient to service the amount borrowed from the Holding Company. The unpaid balance of the ESOP loan has been eliminated in consolidation and the unamortized balance of unearned compensation is shown as a reduction of stockholders' equity. For the years ending June 30, 1997 and 1998, the total contributions to the ESOP were used to fund principal and interest payments on the ESOP debt and totaled approximately $95,000 and $90,000, respectively.

    For the years ending June 30, 1997 and 1998, compensation from the ESOP of approximately $104,000 and $130,000 was expensed, respectively. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At June 30, 1998, the ESOP had 23,809 allocated shares and 38,613 unallocated shares. The fair value of the unallocated shares at June 30, 1998, was approximately $813,000.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

    The ESOP plan states that dividends on unallocated shares will be used for debt service and dividends on allocated shares will be distributed to the Plan participants.

14. Management Recognition And Retention Plan
    -----------------------------------------

    The Company's 1994 management recognition and retention plan ("MRP") reserved 31,211 shares of common stock for issuance. The shares were reserved for certain employees, officers, and directors of the Company and the initial grants began vesting on December 13, 1995, and will be fully vested by December 13, 1999. The number of shares granted to directors under the Plan is currently 7,803, and to certain officers and employees is 14,654. Compensation expense in the amount of the fair value of the common stock at the date of grant will be recognized during the periods the participants become vested. The unamortized balance of unearned compensation is reflected as a reduction of stockholders' equity. For the years ended June 30, 1997 and 1998, approximately $79,000 and $93,000 has been recognized as compensation expense, respectively.

15. Stock Option Plans
    ------------------

    The Company's 1994 stock option plan provides for incentive options for officers and employees and non-incentive options for directors. The option exercise price cannot be less than the fair value of the underlying common stock as the date of the option grant, and the maximum option term cannot exceed ten years. The following table summarizes activity in the 1994 stock option plan.

                                                                     Weighted
                                                                      Average
                                                  Number Of          Exercise
                                                   Shares              Price
                                                   ------              -----

 Options outstanding June 30, 1996                   48,212         $    13.50
  Options granted                                         -                  -
  Options exercised                                       -                  -
                                                 ----------         ----------
 Options outstanding June 30, 1997                   48,212              13.50
  Options granted                                         -                  -
  Options exercised                                     360              13.50
                                                 ----------         ----------

 Options outstanding June 30, 1998                   47,852         $    13.50
                                                 ==========         ==========

    Options covering 28,567 shares were exercisable at June 30, 1998. Options covering 29,816 shares are available to grant at June 30, 1998.

    Upon adoption of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", (SFAS No. 123), the Bank elected to continue measuring

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

    compensation cost using APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Bank made no grants of stock options during the years ended June 30, 1997 and 1998, and therefore no proforma disclosures are required as prescribed by SFAS No. 123.

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

17. FINANCIAL INSTRUMENTS
    ---------------------

    The approximate stated and estimated fair value of financial instruments are summarized below (in thousands):

                                                                             JUNE 30
                                                -----------------------------------------------------------------
                                                           1997                                  1998
                                                ----------------------------         ----------------------------
                                                 STATED          ESTIMATED             STATED          ESTIMATED
                                                 AMOUNT         FAIR VALUE             AMOUNT         FAIR VALUE
                                                 ------         ----------             ------         ----------
Financial assets:
  Cash and interest earning deposits           $    5,678       $    5,678           $    8,678       $    8,678
  Investment securities                             3,352            3,370                1,902            1,918
  Loans receivable, net                            35,955           36,412               36,007           36,595
  Mortgage-backed securities                           48               49                   35               35
  Federal Home Loan Bank stock                        429              429                  321              321
  Interest receivable                                 340              340                  301              301
                                               ----------       ----------           ----------       ----------

                                               $   45,802       $   46,278           $   47,244       $   47,848
                                               ==========       ==========           ==========       ==========

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

                                                                            JUNE 30
                                               ------------------------------------------------------------------
                                                          1997                                 1998
                                               ----------------------------          ----------------------------
                                                 Stated          Estimated             Stated          Estimated
                                                 Amount         Fair Value             Amount         Fair Value
                                                 ------         ----------             ------         ----------
Financial liabilities:
  Deposits                                     $   34,024       $   33,998           $   37,997       $   37,658
  Other liabilities                                   416              416                  399              399
                                               ----------       ----------           ----------       ----------

                                               $   34,440       $   34,414           $   38,396       $   38,057
                                               ==========       ==========           ==========       ==========

    The Company had off-balance sheet financial commitments, which include approximately $393,000 of commitments to originate and fund loans and lines of credit. Since these commitments are based on current market rates, the commitment amount is considered to be a reasonable estimate of fair market value.

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

    Deposits - The fair values disclosed for demand deposits are, as required by
    --------
    SFAS 107, equal to the amounts payable on demand at the reporting date (i.e., their stated amounts). The fair value of certificates of deposit are estimated by discounting the amounts payable at the certificate rates using the rates currently offered for deposits of similar remaining maturities.

    Other Assets And Other Liabilities - Other assets represent accrued interest
    ----------------------------------
    receivable; other liabilities represent advances from borrowers for taxes and insurance and accrued interest payable. Since these financial instruments will typically be received or paid within three

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

    months, the carrying amounts of such instruments are deemed to be a reasonable estimate of fair value.

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

18. EMPLOYMENT AND SEVERANCE AGREEMENTS
    -----------------------------------

    The Bank and the Holding Company entered into employment and severance agreements with certain key officers. The employment and severance agreements provide for up to three-year terms. Commencing on the first anniversary date and continuing each anniversary date thereafter, the respective boards of directors may extend the agreements for an additional year so that the remaining terms shall be up to three years, unless written notice of termination of the agreement is given. The agreements provide for severance payments and other benefits in the event of involuntary termination of employment in connection with any change in control of the employers. Severance payments also will be provided on a similar basis in connection with voluntary termination of employment where, subsequent to a change in control, officers are assigned duties inconsistent with their positions, duties, responsibilities and status immediately prior to such change in control. The severance payments will equal up to 2.99 times the executive officer's average annual compensation during the preceding three to five years for certain officers. The employment agreement provides for termination by the Bank or the Holding Company for just cause at any time. At June 30, 1997 and 1998, the Company has not accrued any benefits for these postemployment agreements.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

19. DEPOSIT INSURANCE PREMIUMS
    --------------------------

    The Bank recorded an expense in 1997 for the one-time industry-wide special assessment levied by the omnibus appropriation bill to recapitalize the Savings Association Insurance Fund (SAIF). The special assessment for deposit insurance premiums of approximately $193,000 has been reflected in income for the year ending June 30, 1997, with an after tax impact on net income of approximately $127,000. Effective January 1, 1997, the Bank began paying reduced premium assessments in accordance with the new SAIF assessment schedule.

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

21. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS
    --------------------------------------------------

    The following condensed balance sheets as of June 30, 1997 and 1998, and condensed statements of income and cash flows for the years ending June 30, 1997 and 1998 for the Holding Company should be read in conjunction with the consolidated financial statements and the notes thereto.

                                                                               JUNE 30,
PARENT COMPANY ONLY                                                    --------------------------
BALANCE SHEETS (IN THOUSANDS)                                           1997                1998
-----------------------------                                           ----                ----
Assets:
  Interest earning deposits                                            $   414             $  190
  Investment securities (market value of $803 in
   1997 and $448 in 1998)                                                  799                447
  Loans receivable from ESOP                                               452                393
  Equity in wholly owned subsidiary                                     10,474              8,559
  Other                                                                     33                 18
                                                                       -------             ------

     Total assets                                                      $12,172             $9,607
                                                                       =======             ======

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

                                                                                 June 30,
                                                                 --------------------------------------
                                                                         1997               1998
                                                                         ----               ----
 Liabilities:
  Accrued dividends                                                    $   210             $  186
  Accrued expenses                                                           -                  7
                                                                       -------             ------
     Total liabilities                                                     210                193
                                                                       -------             ------

 Stockholders' equity                                                   11,962              9,414
                                                                       -------             ------

     Total liabilities and stockholders' equity                        $12,172             $9,607
                                                                       =======             ======

    The bank subsidiary paid the parent company cash dividends of $300,000 and $2,550,000 during the year ended June 30, 1997 and 1998, respectively.


                                                                          YEARS ENDING JUNE 30,
PARENT COMPANY ONLY                                                 ----------------------------------
STATEMENTS OF INCOME (IN THOUSANDS)                                       1997               1998
-----------------------------------                                       ----               ----
 Dividends from bank subsidiary                                          $ 300             $ 2,550
 Interest income                                                            83                  53
 Other                                                                       -                   9
                                                                         -----             -------
     Total interest and dividends                                          383               2,612

 Noninterest expenses                                                      (90)                (72)
                                                                         -----             -------

 Income before income taxes and equity in
  undistributed net income of bank subsidiaries                            293               2,540

 Equity in undistributed net income of bank subsidiary                     128                   -
 Dividends from bank subsidiary in excess of
  current year net income                                                    -              (2,136)
 Income tax benefit                                                          2                   4
                                                                         -----             -------

     Net income                                                          $ 423             $   408
                                                                         =====             =======

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

                                                                           YEARS ENDING JUNE 30,
PARENT COMPANY ONLY                                                 -------------------------------------
STATEMENTS OF CASH FLOWS (IN THOUSANDS)                                   1997                1998
---------------------------------------                                   ----                ----
Operating activities:
  Net income                                                             $ 423              $   408
  Undistributed equity earnings of Bank subsidiary                        (128)                   -
  Distributed equity earnings of Bank subsidiary                             -                1,421
  Accretion of discounts on investment securities                           (1)                  (1)
  Decrease in prepaid expenses and other assets                             14                   15
  Increase (decrease) in accrued expenses                                   (3)                   7
  Increase (decrease) in income taxes payable                               (2)                   -
                                                                         -----              -------
     Net cash provided by operating activities                             303                1,850
                                                                         -----              -------

 Investing activities:
  Proceeds from maturities of investment securities                        600                  700
  Purchases of investment securities                                         -                 (347)
  Repayments of ESOP loan                                                   63                   59
  Return of capital from Bank                                                -                  717
                                                                         -----              -------
     Net cash provided by investing activities                             663                1,129
                                                                         -----              -------

 Financing activities:
  Dividends paid                                                          (402)                (368)
  Proceeds from stock options exercised                                      -                    5
  Acquisition of treasury stock                                           (562)              (2,840)
                                                                         -----              -------
     Net cash used by financing activities                                (964)              (3,203)
                                                                         -----              -------

 Net increase (decrease) in cash                                             2                 (224)
 Cash at beginning of year                                                 412                  414
                                                                         -----              -------

 Cash at end of year                                                     $ 414              $   190
                                                                         =====              =======

 Noncash financing activities:
  Decrease in accrued dividend payable                                   $  10              $    24
                                                                         =====              =======

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     Not applicable.

                                 PART III

ITEM 9.   DIRECTORS AND OFFICERS OF THE REGISTRANT
--------------------------------------------------

     Information included in South Carolina Community Bancshares, Inc.'s Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning executive officers of the Company during fiscal year 1998, who were not also directors of the Company, is provided below.

     Terri C. Robinson, age 39, has been employed by the Savings Bank since 1984 in various capacities, most recently as Bookkeeper, Secretary-Treasurer and since December 1993, as Chief Financial Officer.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     Information included in South Carolina Community Bancshares, Inc.'s Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Information included in South Carolina Community Bancshares, Inc.'s Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information included in South Carolina Community Bancshares, Inc.'s Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated herein by reference.

                                 PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

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

     10.3    Employment Agreement between the Savings Bank and Alan W. Pullen*
     23.0    Consent of Crisp Hughes Evans LLP
     27.0    EDGAR Financial Data Schedule

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


                                      SOUTH CAROLINA COMMUNITY BANCSHARES, INC.


Date:   September 24, 1998            By:  \s\ Alan W. Pullen
                                          --------------------------------------
                                          Alan W. Pullen, President and
                                          Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  \s\ Alan W. Pullen               By:  \s\ Terri C. Robinson
     -------------------------------       -------------------------------------
     Alan W. Pullen, President, Chief      Terri C. Robinson, Secretary-
      Executive Officer and Director        Controller and
     (Principal Executive Officer)          Chief Financial Officer
                                           Principal Financial and Accounting
                                            Officer)

Date: September 24, 1998              Date: September 24, 1998



By:  \s\ Quay W. McMaster             By:  \s\ Richard H. Burton
     --------------------                  -------------------------------------
     Quay W. McMaster, Chairman of         Richard H. Burton, Vice Chairman of
      the Board                             the Board

Date: September 24, 1998              Date: September 24, 1998



By:  \s\ George R. Lauderdale, Jr.    By:  \a\ John S. McMeekin
     -----------------------------         -------------------------------------
     George R. Lauderdale, Jr.,            John S. McMeekin, Director
      Director

Date: September 24, 1998              Date: September 24, 1998



By:  \s\ Philip C. Wilkins
     ---------------------
     Phillip C. Wilkins, Director

Date: September 24, 1998