Form 10QSB
period 1998-09-30
SOUTH CAROLINA COMMUNITY BANCSHARES INC
filed 1998-11-16
CIK 920615

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                          ---------------------------

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                         Commission File Number 0-24476
                                                -------

                    SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                    -----------------------------------------
             (Exact name of Registrant as specified in its Charter)


            Delaware                                     22-0999615
------------------------------------              -------------------------
(State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                  Identification Number)

  110 S. Congress Street, Winnsboro, South Carolina               29180
-----------------------------------------------------         -------------
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (803) 635-5536
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

           X      Yes                    No
         -----                    ------

     As of September 30, 1998, there were 579,451 shares of the Registrant's common stock, par value $0.01 per share, outstanding. The Registrant has no other classes of common equity outstanding.

     Transitional small business disclosure format:

                  Yes                X   No
         -----                    ------

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY


                           Winnsboro, South Carolina

                                     Index


PART I.                                                                                                             Page(s)
-------                                                                                                             -------
FINANCIAL INFORMATION

Item 1.
Financial Statements

Consolidated Balance Sheets - (Unaudited) as of June 30, 1998, and September 30, 1998...................................3

Consolidated Statements of Income - (Unaudited) for the three months ended September 30, 1997 and 1998.....................................................................................4

Consolidated Statements of Stockholders' Equity (Unaudited).............................................................5

Consolidated Statements of Cash Flows - (Unaudited) for the three months ended September 30, 1997 and 1998...................................................................................6-7

Notes to (Unaudited) Consolidated Financial Statements................................................................8-9

Item 2.
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.........................................................................................10-13

PART II.
--------

OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................................14

Item 2.  Changes in Securities.........................................................................................14

Item 3.  Defaults Upon Senior Securities...............................................................................14

Item 4.  Submission of Matters to a Vote of Security Holders...........................................................14

Item 5.  Other Information.............................................................................................14

Item 6.  Exhibits and Reports on Form 8-K..............................................................................14

Signatures.............................................................................................................15

Exhibit 27 Financial Data Schedule.....................................................................................16

                    SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)
                        (in thousands, except share data)


                                                                                                         June 30,      September 30,
                                                                                                       -----------------------------
           Assets                                                                                           1998             1998
           ------                                                                                           ----             ----
Cash and due from banks                                                                                 $    578           $    307
Interest earning deposits                                                                                  8,100              4,236
Investment securities, held to maturity (market value of $1,871 and $2,843)                                1,855              2,805
Investment securities, available for sale (amortized cost of $47 and $58)                                     47                 58
Loans receivable, net                                                                                     36,007             36,746
Mortgage-backed securities, held to maturity (market value of $35 and $32)                                    35                 32
Premises and equipment, net                                                                                  547                533
Federal Home Loan Bank stock                                                                                 321                321
Interest receivable                                                                                          301                345
Real estate                                                                                                   71                 71
Prepaid expenses and other assets                                                                            130                118
                                                                                                        --------           --------

         Total assets                                                                                   $ 47,992           $ 45,572
                                                                                                        ========           ========

   Liabilities and Stockholders' Equity
   ------------------------------------

Deposits                                                                                                $ 37,997           $ 35,546
Advance payments for taxes and insurance                                                                      38                 56
Accrued expenses and other liabilities                                                                       361                140
Income taxes:
   Current                                                                                                    58                115
   Deferred                                                                                                  124                124
                                                                                                        --------           --------
         Total liabilities                                                                                38,578             35,981
                                                                                                        --------           --------

Stockholders' equity:
   Preferred stock ($.01 par value, 200,000 shares authorized;
     none outstanding)                                                                                        --                 --
   Common stock ($.01 par value, 1,400,000 shares authorized;
     780,275 shares issued; 579,664 outstanding at June 30, 1998,
     and 579,451 at September 30, 1998)                                                                        8                  8
   Paid in capital                                                                                         7,389              7,403
   Retained earnings, substantially restricted                                                             6,865              7,000
   Treasury stock, at cost (200,611 shares at June 30, 1998 and
     200,824 at September 30, 1998)                                                                       (4,185)            (4,190)

   Unearned compensation:
     Employee Stock Ownership Plan                                                                          (392)              (378)

     Management Recognition Plan                                                                            (271)              (252)

                                                                                                        --------           --------
         Total stockholders' equity                                                                        9,414              9,591
                                                                                                        --------           --------

         Total liabilities and stockholders' equity                                                     $ 47,992           $ 45,572
                                                                                                        ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                       Consolidated Statements of Income
                                  (Unaudited)
                     (in thousands, except per share data)

                                                            For Three Months Ended
                                                                 September 30,
                                                         -----------------------------
                                                              1997           1998
                                                              ----           ----
Interest income:
   Loans                                                     $    760    $   756
   Mortgage-backed securities                                       1          1
   Investments                                                     54         46
   Interest earning deposits                                       72         63
                                                              -------   --------
         Total interest income                                    887        866

Interest expense:
   Deposits                                                       415        429
                                                              -------   --------
         Net interest income                                      472        437

Provision for loan losses                                          --         --
                                                              -------   --------
         Net interest income after provision
           for loan losses                                        472        437
                                                              -------   --------

Noninterest income:
   Loan fees and services                                          11         16
   Other                                                           19         19
                                                              -------   --------
         Total noninterest income                                  30         35
                                                              -------   --------

Noninterest expenses:
   Compensation and employee benefits                             170        157
   Net occupancy expense                                           22         27
   Deposit insurance premiums                                       5          6
   Data processing                                                 20         19
   Other                                                           84         69
                                                              -------   --------
         Total noninterest expenses                               301        278
                                                              -------   --------

         Income before income taxes                               201        194

Income tax expense                                                 82         73
                                                              -------   --------
         Net income                                          $    119    $   121
                                                              =======   ========

Net income per common share:
   Basic                                                         $.18       $.22
   Diluted                                                       $.18       $.22
                                                                 ====       ====

Weighted average shares:
   Basic                                                          656        542
   Diluted                                                        674        556

The accompanying notes are an integral part of these consolidated financial statements.


                                                           SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                                                        AND SUBSIDIARY

                                                        Consolidated Statements of Stockholders' Equity
                                                                          (Unaudited)
                                                               (in thousands, except share data)


                                                                                            Unearned Compensation
                                                 Common   Paid-In     Retained  Treasury    ---------------------
                                                 Stock    Capital     Earnings   Stock       for ESOP    for MRP       Total
                                                 -----    -------     --------   -----       --------    -------       -----
Balance at June 30, 1997                      $      8   $  7,321    $  6,801    $ (1,352)   $   (452)   $   (364)   $ 11,962

Net income                                          --         --         408          --          --          --         408

Cash dividends declared ($.64 per share)            --         --        (344)         --          --          --        (344)

ESOP and MRP compensation earned                    --         70          --          --          60          93         223

Exercise of stock options (360 shares)              --         (2)         --           7          --          --           5

Treasury stock purchased (120,429 shares)           --         --          --      (2,840)         --          --      (2,840)
                                              --------   --------    --------    --------    --------    --------    --------

Balance at June 30, 1998                             8      7,389       6,865      (4,185)       (392)       (271)      9,414

Net income                                          --         --         121          --          --          --         121

ESOP and MRP compensation earned                    --         14          14          --          14          19          61

Treasury stock purchased (213 shares)               --         --          --          (5)         --          --          (5)
                                              --------   --------    --------    --------    --------    --------    --------

Balance at September 30, 1998                 $      8   $  7,403    $  7,000    $ (4,190)   $   (378)   $   (252)   $  9,591
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

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                                                     For Three Months Ended
                                                                                          September 30,
                                                                                ----------------------------------
                                                                                      1997             1998
                                                                                      ----             ----
Operating activities:
   Net income                                                                   $           119   $           121
   Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
     Depreciation and amortization                                                           19                17
     Gain on sale of real estate owned                                                       (6)                -
     Amortization of deposit premium                                                          -                 5
     Accretion of discounts on investment securities                                         (1)                -
     Amortization of unearned compensation                                                   52                47
     Net increase (decrease) in deferred loan fees                                           (9)                2
     Increase in accrued interest receivable                                                 (4)              (44)
     Decrease in prepaid expenses and other assets                                            4                12
     Increase (decrease) in income taxes payable                                             (5)               57
     Increase (decrease) in accrued expenses and other liabilities                            4               (35)
                                                                                   ------------      ------------
         Net cash provided by operating
            activities                                                                      173               182
                                                                                   ------------      ------------

Investing activities:
   Net (increase) decrease in loans                                                          19              (741)
   Proceeds from maturities of
     investment securities held to maturity                                               1,000                 -
   Purchases of investment securities                                                         -              (961)
   Principal payments on mortgage-backed securities                                           3                 3
   Purchases of premises and equipment                                                        -                (3)
                                                                                   ------------      ------------
         Net cash provided (used) by investing activities                                 1,022            (1,702)
                                                                                   ------------      ------------

                                                                    (continued)

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                                                     For Three Months Ended
                                                                                          September 30,
                                                                                ----------------------------------
                                                                                      1997             1998
                                                                                      ----             ----
Financing activities:
   Net decrease in deposits                                                     $          (945)  $        (2,456)
   Increase in advance payments for taxes and insurance                                       6                18
   Purchase of treasury stock                                                               (22)               (5)
   Dividends paid                                                                          (195)             (172)
                                                                                   -------------     ------------
         Net cash provided (used) by financing activities                                (1,156)           (2,615)
                                                                                   -------------     ------------

Net increase (decrease) in cash and cash equivalents                                         39            (4,135)

Cash and cash equivalents at beginning of period                                          5,678             8,678
                                                                                   ------------      ------------

Cash and cash equivalents at end of period                                       $        5,717    $        4,543
                                                                                  =============     =============

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
     Interest                                                                    $          412    $          445
                                                                                  =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                    SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                 AND SUBSIDIARY

               Notes to Consolidated Interim Financial Statements
                                   (Unaudited)



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

2.   Basis of Preparation
     --------------------

     The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the three month period ended September 30, 1998, is not necessarily indicative of the results which may be expected for the entire year.

     It is suggested that these unaudited consolidated interim financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1998, which are included in the Form 10-KSB by reference (file no. 0-24476).

3.   Income Per Share
     ----------------

     Basic and diluted income per share amounts for the three month periods ended September 30, 1997 and 1998, are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Income per share amounts for the three months ending September 30, 1997 have been restated to conform with SFAS 128. Unallocated ESOP shares are not considered as outstanding in accordance with SFAS 128. Diluted income per share includes the effect of dilution for outstanding stock options.

SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

4.   Asset Quality
     -------------

     At September 30, 1998, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $938,000. Nonperforming loans were 2.53% of total loans at September 30, 1998. Total nonperforming assets as a percent of total assets at September 30, 1998, was 2.21%.

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

This quarterly report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation: and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products, and services.

Comparison of Financial Condition at June 30, 1998 and September 30, 1998

The Company's total consolidated assets decreased by approximately $2.4 million or 5.0% from $48.0 million at June 30, 1998, to $45.6 million at September 30, 1998. The decrease in assets for the period was primarily attributable to assets used to repay the public deposits that were withdrawn during the quarter. These deposits are short term in nature.

The composition of the Company's balance sheet has not been materially affected by market conditions between June 30, 1998, and September 30, 1998. Net loans increased $739,000 or 2.1% as a result of new loan originations exceeding principal repayments and refinancing payoffs.

Consistent with its historical lending practices, the Company's loan portfolio at September 30, 1998, consisted primarily of fixed rate loans with maturities of up to twenty-five (25) years. The Company also makes thirty (30) year loans. Consequently, the Company is exposed to a high degree of interest rate risk in a rising interest rate environment. The Company has historically accepted this risk in light of its relatively high capital levels. See -"Liquidity and Capital Resources".

Deposits decreased $2.5 million or 6.5%, from $38.0 million at June 30, 1998, to $35.5 million at September 30, 1998. The decrease in deposits was primarily attributable to a $2.1 million decline in various certificates of deposit and $0.4 million decline in NOW accounts. These certificates of deposit represent public funds deposits that were withdrawn during the quarter.

Comparison of Results of Operations for the Three Months Ended September 30, 1997 and 1998

Net Income. Net income increased $2,000 from $119,000 for the three months ended September 30, 1997, to $121,000 for the three months ended September 30, 1998. The return on average assets was 1.04 % for the three months ended September 30, 1997, compared to 1.02% for the three months ended September 30, 1998.

Net Interest Income. Net interest income decreased $35,000 or 7.4% from $472,000 for the three months ended September 30, 1997, to $437,000 for the three months ended September 30, 1998. The decline in net interest income primarily reflects a decrease in average interest earning assets of $679,000 or 1.5% while average interest bearing liabilities increased by $2.3 million or 6.9%. The majority of the average deposit growth was from certificates of deposit which carry the highest cost of funds.

Interest Income. Total interest income decreased $21,000 from $887,000 for the three months ended September 30, 1997, to $866,000 for the three months ended September 30, 1998. Interest on loans decreased $4,000 while interest on investments and interest earning deposits decreased $17,000. The balance of interest earning deposits has been declining because of the need to fund deposit withdrawals and stock repurchases.

Interest Expense. Interest expense increased $14,000 from $415,000 for the three months ended September 30, 1997, to $429,000 for the three months ended September 30, 1998. The increase for the three months ending September 30, 1998, was the result of a $2.3 million increase in the average interest-bearing deposits offset by a 17 basis point decrease in the cost of funds. The majority of this average deposit growth came as a result of an increase in certificate of deposit accounts.

Provision for Loan Losses. The Company did not record any provision for loan losses for either of the three month periods ended September 30, 1998 and 1997. Management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. Based its internal loan loss model, management feels that the allowance for loan loss is adequate at the end of both periods. The ratio of the allowance to non-performing loans at September 30, 1998 was 31.2% and nonperforming loans to total loans was 2.5%.

Non-Interest Income. Non-interest income continues to be an additional source of income for the Company. This income was $30,000 for the three months ending September 30, 1997, and $35,000 for the same period in 1998. The increase is the result of additional fees produced by new loan production.

Non-Interest Expense. Non-interest expense decreased by $23,000 from $301,000 for the three months ending September 30, 1997, to $278,000 for 1998. The decrease was the result of expense stabilization by management. Decreases in compensation expense and other non-interest expenses were slightly offset by an increase in net occupancy expense.

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

At September 30, 1998, there were no material commitments for capital expenditures. Obligations to fund outstanding loan commitments at September 30, 1998, were approximately $839,000.

At September 30, 1998, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Furthermore, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Savings Bank exceeded all of its capital requirements at September 30, 1998. The Savings Bank had the following capital ratios at September 30, 1998, and was categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

                                                                     For Capital               Categorized as
                                            Actual                Adequacy Purposes         "Well Capitalized"/(1)/
                                    ------------------------    -----------------------    ------------------------
                                      Amount       Ratio          Amount      Ratio          Amount       Ratio
                                    ------------ -----------    ----------- -----------    ------------ -----------
     As of September 30, 1998:

     Adjusted total Capital
        (To risk weighted assets)   $    8,733    37.7%         $    1,855       8.0%      $    2,319       10.0%

     Tier I Capital
        (To risk weighted assets)   $    8,447    36.4%         $      928       4.0%      $    1,391        6.0%

     Tier I Capital
        (To total assets)           $    8,447    18.9%         $    1,345       4.0%      $    2,241        5.0%

     /(1)/As categorized under the Prompt Corrective Action Provisions.


Year 2000 Issues. The Company has formulated a Year 2000 Compliance Plan to address the Year 2000 issue. The phases identified under the plan are awareness, assessment, renovation, validation and implementation. The purpose of the plan is to outline the procedures necessary for assuring that the Company is in a state of readiness for the century date change. Substantially all of the Company's material data processing functions are provided by a third party service bureau. The service bureau has advised the Company in writing that it is Year 2000 compliant. The Company has received certifications of compliance from approximately 80% of its other software vendors. Company personnel have completed testing on all computer hardware with minimal failure being detected and are scheduled to perform testing on the system by the end of 1998. The Company plans to make written and oral inquiries of customers, suppliers and non-information technology providers as to their year 2000 readiness. Testing to date indicates very little hard cost of remediation in management's opinion, with the primary cost of the Company's Year 2000 compliance being staff time during the assessment, testing and implementation stages. As of September 30, 1998, the Company has incurred approximately $5,000 in expenses toward remediating the Year 2000 issue.

Based on the results of further system testing and results of written and oral inquiries, the Company will continue to develop its contingency plan to provide solutions to the Year 2000 issue. This contingency plan will be designed to prepare a operating alternative in the event that systems do not perform as planned either before or after the century date change. In accordance with a recent regulatory examination, many of the steps under the Year 2000 compliance plan are to be addressed by January 1999. The Company has a reasonable basis to conclude that the Year 2000 issue will not materially affect future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition. Successful implementation of this plan are expected to mitigate any extraordinary expenses related to the Year 2000 issue. However, no assurance can be given that the Year 2000 compliance plan will be completed successfully by the Year 2000.

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events. These events are inherently uncertain, including the progress and results of vendors, suppliers and customers Year 2000 readiness.

Part II.                       OTHER INFORMATION




Item 1.  Legal Proceedings
         -----------------

            From time to time, the Company and any subsidiary may be a party to various legal proceedings incident to its or their business. At September 30, 1998, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

            None

Item 5.  Other Information
         -----------------

            None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

            27  Financial Data Schedule

            No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      South Carolina Community Bancshares, Inc.



Date:  November 13, 1998              By /s/ Alan W. Pullen
      -----------------------            ----------------------------------
                                             Alan W. Pullen
                                             (President and Chief Executive
                                             Officer)




                                      South Carolina Community Bancshares, Inc.



Date:  November 13, 1998              By /s/ Terri Robinson
      -----------------------            ----------------------------------
                                             Terri Robinson
                                             (Chief Financial Officer)