Form 10QSB
period 1998-12-31
SOUTH CAROLINA COMMUNITY BANCSHARES INC
filed 1999-02-16
CIK 920615

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended December 31, 1998

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

                         Commission File Number 0-24476
                                                -------


                    SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                    -----------------------------------------
             (Exact name of Registrant as specified in its Charter)


        Delaware                                     57-0999615
-------------------------------       --------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)




110 S. Congress Street, Winnsboro, South Carolina               29180
-------------------------------------------------               -----
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

                 X  Yes       No
               ----      ----

     As of December 31, 1998, there were 578,716 shares of the Registrant's common stock, par value $0.01 per share, outstanding. The Registrant has no other classes of common equity outstanding.

     Transitional small business disclosure format:

                    Yes    X  No
               ----      ----

                    SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                 AND SUBSIDIARY


                            Winnsboro, South Carolina

                                      Index


PART I.                                                                  Page(s)

FINANCIAL INFORMATION

Item 1.
Financial Statements

Consolidated Balance Sheets (Unaudited) as of June 30, 1998,
  and December 31, 1998........................................................3

Consolidated Statements of Income  (Unaudited) for the three and six months ended December 31, 1997 and 1998.............................................4

Consolidated Statements of Stockholders' Equity (Unaudited)....................5

Consolidated Statements of Cash Flows  (Unaudited) for the six months ended December 31, 1997 and 1998...........................................6-7

Notes to (Unaudited) Consolidated Financial Statements.......................8-9

Item 2.
Management's Discussion and Analysis of Financial Condition
  and Results of Operations................................................10-13

PART II.

OTHER INFORMATION

Item 1.           Legal Proceedings...........................................14

Item 2.           Changes in Securities.......................................14

Item 3.           Defaults Upon Senior Securities.............................14

Item 4.           Submission of Matters to a Vote of Security Holders.........14

Item 5.           Other Information...........................................14

Item 6.           Exhibits and Reports on Form 8-K............................14

Signatures        ............................................................15

                                     SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                                   AND SUBSIDIARY

                                             Consolidated Balance Sheets
                                                    (Unaudited)
                                          (in thousands, except share data)


                                                                                     June 30,        December 31,
                                                                                  ---------------- -----------------
           Assets                                                                      1998              1998
                                                                                       ----              ----

Cash and due from banks                                                               $    578         $    214
Interest earning deposits                                                                8,100            3,905
Investment securities, held to maturity (market value of $1,871 and $2,126)              1,855            2,105
Investment securities, available for sale (amortized cost of $47 and $58)                   47               58
Loans receivable, net                                                                   36,007           37,930
Mortgage-backed securities, held to maturity (market value of $35 and $29)                  35               29
Premises and equipment, net                                                                547              518
Federal Home Loan Bank stock                                                               321              321
Interest receivable                                                                        301              326
Real estate                                                                                 71               71
Prepaid expenses and other assets                                                          130               93
                                                                                       -------          -------
         Total assets                                                                 $ 47,992         $ 45,570
                                                                                       =======          =======
   Liabilities and Stockholders' Equity

Deposits                                                                              $ 37,997         $ 35,538
Advance payments for taxes and insurance                                                    38               14
Accrued expenses and other liabilities                                                     361              337
Income taxes:
   Current                                                                                  58               38
   Deferred                                                                                124              124
                                                                                       -------          -------
         Total liabilities                                                              38,578           36,051
                                                                                       =======          =======

Stockholders' equity:
   Preferred stock ($.01 par value, 200,000
     shares authorized; none outstanding)                                                    -                -
   Common stock ($.01 par value, 1,400,000 shares authorized;
     780,275 shares issued; 579,664 outstanding at June 30, 1998,
     and 578,716 at December 31, 1998)                                                       8                8
   Paid in capital                                                                       7,389            7,405
   Retained earnings, substantially restricted                                           6,865            6,898
   Treasury stock, at cost (200,611 shares at June 30, 1998 and
     201,559 at December 31, 1998)                                                      (4,185)          (4,196)
   Unearned compensation:
     Employee Stock Ownership Plan                                                        (392)            (364)
     Management Recognition Plan                                                          (271)            (232)
                                                                                       -------          -------
         Total stockholders' equity                                                      9,414            9,519
                                                                                       -------          -------

         Total liabilities and stockholders' equity                                   $ 47,992         $ 45,570
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

                                     SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                                  AND SUBSIDIARY

                                         Consolidated Statements of Income
                                                    (Unaudited)
                                    (in thousands, except net income per share)




                                                      For Three Months Ended              For Six Months Ended
                                                           December 31,                       December 31,
                                                   ------------------------------    -------------------------------
                                                        1997           1998               1997            1998
                                                        ----           ----               ----            ----
Interest income:
   Loans                                                 $ 748          $ 772            $ 1,508         $ 1,528
   Mortgage-backed securities                                1              -                  2               1
   Investments                                              74             43                128              89
   Interest earning deposits                                55             49                127             112
                                                      --------       --------           --------        --------
         Total interest income                             878            864              1,765           1,730

Interest expense:
   Deposits                                                434            426                849             855
                                                      --------       --------           --------        --------
         Net interest income                               444            438                916             875

Provision for loan losses                                    -              -                  -               -
                                                      --------       --------           --------        --------
         Net interest income after provision
           for loan losses                                 444            438                916             875
                                                      --------       --------           --------        --------

Noninterest income:
   Fees and services                                        12             14                 23              30
   Other                                                    13             14                 32              33
                                                      --------       --------           --------        --------
         Total noninterest income                           25             28                 55              63
                                                      --------       --------           --------        --------

Noninterest expenses:
   Compensation and employee benefits                      168            175                338             332
   Net occupancy expense                                    24             24                 46              51
   Deposit insurance premiums                                6              5                 11              11
   Data processing                                          19             17                 39              36
   Other                                                   129             83                213             152
                                                      --------       --------           --------        --------
         Total noninterest expenses                        346            304                647             582
                                                      --------       --------           --------        --------

         Income before income taxes                        123            162                324             356

Income tax expense                                          53             66                135             139
                                                      --------       --------           --------        --------

         Net income                                       $ 70            $ 96              $ 189           $ 217
                                                      ========        ========           ========        ========

Net income per common share:
   Basic                                                  $.12            $.18              $.30            $.40
   Diluted                                                $.12            $.18              $.30            $.39
                                                           ===             ===               ===             ===
Weighted average shares:
   Basic                                                   584             544               620             543
   Diluted                                                 604             546               639             553

The accompanying notes are an integral part of these consolidated financial statements.



                                             SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                                           AND SUBSIDIARY

                                          Consolidated Statements of Stockholders' Equity
                                                            (Unaudited)
                                                 (in thousands, except share data)


                                              Common     Paid-In    Retained        Treasury  Unearned Compensation
                                                                                              ---------------------
                                               Stock     Capital    Earnings          Stock    for ESOP    for MRP          Total
                                               -----     -------    --------          -----    --------    -------          -----
Balance at June 30, 1997                        $ 8     $ 7,321      $ 6,801      $ (1,352)    $ (452)     $ (364)      $ 11,962

Net income                                        -           -          408            -            -           -          408

Cash dividends declared ($.64 per share)          -           -         (344)           -            -           -         (344)

ESOP and MRP compensation earned                  -          70            -            -           60          93          223

Exercise of stock options (360 shares)            -          (2)           -            7            -           -            5

Treasury stock purchased (120,429 shares)         -           -            -       (2,840)           -           -       (2,840)
                                             ------      ------       ------       ------       ------      ------       ------

Balance at June 30, 1998                          8       7,389        6,865       (4,185)        (392)       (271)       9,414

Net income                                        -           -          217            -            -           -          217

Cash dividends declared ($.34 per share)          -           -         (198)           -            -           -         (198)

ESOP and MRP compensation earned                  -          20           14            -           28          39          101

Stock Options exercised (480 shares)              -          (4)           -           10            -           -            6

Treasury stock purchased (1,428 shares)           -           -            -          (21)           -           -          (21)
                                             ------      ------       ------       ------       ------      ------       ------

Balance at December 31, 1998                    $ 8     $ 7,405      $ 6,898    $ (4,196)      $ (364)     $ (232)      $ 9,519
                                             ======      ======       ======       ======       ======      ======       ======

The accompanying notes are an integral part of these consolidated financial statements.

                                     SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                                  AND SUBSIDIARY

                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                  (in thousands)




                                                                            For Six Months Ended
                                                                                December 31,
                                                                         --------------------------
                                                                              1997         1998
                                                                              ----         ----
Operating activities:
   Net income                                                            $       189  $       217
   Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
     Depreciation and amortization                                                40           32
     Gain on sale of real estate owned                                            (6)           -
     Amortization of deposit premium                                              14           11
     Deferred income taxes (benefit)                                              (7)           -
     Accretion of discounts on investment securities                              (2)           -
     Amortization of unearned compensation                                       105           87
     Net increase (decrease) in deferred loan fees                               (20)           7
     (Increase) decrease in interest receivable                                   37          (25)
     Decrease in prepaid expenses and other assets                                 2           37
     Decrease in income taxes payable                                            (78)         (20)
     Increase (decrease) in accrued expenses and other liabilities                14          (36)
                                                                          ----------   ----------
         Net cash provided by operating activities                               288          310
                                                                          ----------   ----------

Investing activities:
   Net (increase) decrease in loans                                              286       (1,930)
   Proceeds from maturities of
     investment securities held to maturity                                    1,400          800
   Purchase of investment securities held to maturity                         (2,700)      (1,061)
   Principal payments on mortgage-backed securities                                6            6
   Purchases of premises and equipment                                           (48)          (3)
                                                                          ----------   ----------
         Net cash provided (used) by investing activities                     (1,056)      (2,188)
                                                                          ----------   ----------




                                                                                        (continued)

  SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                                   AND SUBSIDIARY

                                        Consolidated Statements of Cash Flows
                                                              (Unaudited)
                                                   (in thousands)



                                                                             For Six Months Ended
                                                                                 December 31,
                                                                         ---------------------------
                                                                              1997          1998
                                                                              ----          ----
Financing activities:
   Net increase (decrease) in deposits                                     $  1,218     $ (2,470)
   Increase (decrease) in advance payments for taxes and insurance              (17)         (24)
   Stock options exercised                                                        3            6
   Purchase of treasury stock                                                (2,760)         (21)
   Dividends paid                                                              (195)        (172)
                                                                           --------     --------
         Net cash used by financing activities                               (1,751)      (2,681)
                                                                           --------     --------

Net increase (decrease) in cash and cash equivalents                         (2,519)      (4,559)

Cash and cash equivalents at beginning of period                              5,678        8,678
                                                                           --------     --------

Cash and cash equivalents at end of period                                 $  3,159     $  4,119
                                                                           ========     ========

Supplemental disclosures of cash flow information
-------------------------------------------------
   Cash paid during the period for:
     Interest                                                              $    805     $    876
                                                                           ========     ========

   Noncash investing and financing activities:
     Dividends declared but not paid                                       $    187     $    198








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

2.   Basis of Preparation
     --------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are in the opinion of management necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three and/or six month periods ended December 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.

     It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1998, which are included in the Form 10-KSB by reference (file no. 0-24476).

3.   Income Per share
     ----------------

     Basic and diluted income per share amounts for the three and six month periods ended December 31, 1997 and 1998, are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Income per share amounts for the three and six months ending December 31, 1997 have been restated to conform with SFAS 128. Unallocated ESOP shares are not considered as outstanding in accordance with SFAS 128. Diluted income per share includes the effect of dilution for stock options.

SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

4.   Asset Quality
     -------------

     At December 31, 1998, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $838,000. Nonperforming loans were 2.19% of total loans at December 31, 1998. The ratio of total nonperforming assets to total assets at December 31, 1998 was 1.99%. Nonperforming assets include the nonperforming loans of $838,000 plus $71,000 of real estate owned.

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

Comparison of Financial Condition at June 30, 1998 and December 31, 1998

The Company's total consolidated assets decreased by approximately $2.4 million or 5.0% from $48.0 million at June 30, 1998 to $45.6 million at December 31, 1998. The decrease in assets for the period was primarily attributable to assets used to repay a $2.4 million public deposit that was withdrawn during the period. This deposit was short-term in nature.

The composition of the Company's balance sheet has not been materially affected by market conditions between June 30, 1998 and December 31, 1998. Net loans increased $1.9 million or 5.3% as a result of new loan originations exceeding principal repayments and refinancing payoffs.

Consistent with its historical lending practices, the Company's loan portfolio as of December 31, 1998 consisted primarily of fixed rate loans with maturities of up to twenty-five (25) years. The Company also makes (30) years loans. Consequently, the Company is exposed to a high degree of interest rate risk in a rising interest rate environment. The Company has historically accepted this risk in light of its relatively high capital levels. See "Liquidity and Capital Resources".

Deposits decreased $2.5 million or 6.5%, from $38.0 million at June 30, 1998 to $35.5 million at December 31, 1998. The decrease in deposits was primarily attributable the withdrawal of a public deposit of $2.4 million.

Comparison of Results of Operations for the Three Months Ended December 31, 1997 and 1998

Net Income. Net income increased $26,000 from $70,000 for the three months ended December 31, 1997 to $96,000 for the three months ended December 31, 1998. The return on average assets was 0.61% for the three months ended December 31, 1997 compared to 0.84 % for the three months ended December 31, 1998.

Net Interest Income. Net interest income decreased $6,000 from $444,000 for the three months ended December 31, 1997 to $438,000 for the three months ended December 31, 1998. The decline in net interest income reflects a decrease in total interest income offset by a corresponding decrease in interest expense. Average interest earning assets decreased by approximately $335,000 for the three months ending December 31, 1998 as compared to the same period in 1997.

Interest Income. Total interest income decreased $14,000 from $878,000 for the three months ended December 31, 1997 to $864,000 for the three months ended December 31, 1998. Interest on loans increased by $24,000 or 3.2%. Interest on investments decreased $31,000 or 41.9% as the average portfolio decreased by approximately $2.2 million. The average portfolio decreased during the comparable periods as a result of the use of investment securities as they matured or were called to provide funds for stock repurchases and new loan originations.

Interest Expense. Interest expense decreased $8,000 from $434,000 for the three months ended December 31, 1997 to $426,000 for the three months ended December 31, 1998. The decrease for the three months ending December 31, 1998 was the result of a 15 basis point decrease in the cost of funds offset by a $454,000 increase in the average deposits outstanding.

Provision for Loan Losses. The Company did not record any provision for loan losses for either of the three month periods ended December 31, 1997 or 1998. Management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. Based on the loss model, management feels that the allowance for loan loss is adequate at the end of both periods. The ratio of the allowance to non-performing loans at December 31, 1998, was 35.0% and nonperforming loans to total loans were only 2.2%.

Non-Interest Income. Non-interest income increased $3,000 for the three months ending December 31, 1998. This increase was the result of additional fees and service charges.

Non-Interest Expense. Non-interest expense decreased by $42,000 or 12.1% from $346,000 for the three months ending December 31, 1997 to $304,000 for 1998. The decrease was the result of management's efforts to control operating expenses. Compensation expense and employee benefits increased $7,000 or 4.2%, while total other non-interest expenses decreased by $49,000.

Comparison of Results of Operations for the Six Months Ended December 31, 1997 and 1998

Net Income. Net income increased $28,000 from $189,000 for the six months ended December 31, 1997 to $217,000 for the six months ended December 31, 1998. The return on average assets was 0.82% for the six months ended December 31, 1997 compared to 0.95% for the six months ended December 31, 1998.

Net Interest Income. Net interest income decreased $41,000 or 4.5% from $916,000 for the six months ended December 31, 1997 to $875,000 for the six months ended December 31, 1998. The decline in net interest income primarily reflects a decrease in average interest earning assets of $477,000 and an increase in average interest bearing liabilities of approximately $1.4 million or 4.6%.

Interest Income. Total interest income decreased $35,000 or 2.0% from $1,765,000 for the six months ended December 31, 1997 to $1,730,000 for the six months ended December 31, 1998. Interest on loans increased $20,000, or 1.3%. Interest on investments decreased $39,000 or 30.5%, as the average investment portfolio during the six months ending December 31, 1998 was approximately $1.2 million less than the same period in 1997. As the investment portfolio matured or was called, the proceeds were used to fund new loans and stock repurchases.

Interest Expense. Interest expense increased $6,000 from $849,000 for the six months ended December 31, 1997 to $855,000 for the six months ended December 31, 1998. The increase for the six months ending December 31, 1998 was the result of a $1.4 million increase in the average interest bearing deposits offset by a 15 basis point decrease in the cost of funds. Management continues to focus on attracting deposit accounts with a lower cost of funds.

Provision for Loan Losses. The Company did not record any provision for loan losses for either of the six month periods ended December 31, 1997 or 1998. Management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. Based on its loan loss model, management feels that the allowance for loan loss is adequate at the end of both periods.

Non-Interest Income. Non-interest income increased $8,000 for the six months ending December 31, 1998. This increase was the result of additional fees and service charges produced through its banking operations.

Non-Interest Expense. Non-interest expense decreased by $65,000 or 10.0% from $647,000 for the six months ending December 31, 1997 to $582,000 for 1998. Expenses associated with the expanded bank facilities, products and general operations have stabilized.


Liquidity and Capital Resources. The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans, and investment maturities. While investment maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.

At  December  31,  1998,   there  were  no  material   commitments  for  capital
expenditures. Obligations to fund outstanding loan commitments at December 31, 1998 were approximately $614,000.

At December 31, 1998, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Furthermore, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

The Savings Bank exceeded all of its capital requirements at December 31, 1998. The Savings Bank had the following capital ratios at December 31,1998 and was categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.


                                                                     For Capital               Categorized as
                                            Actual                Adequacy Purposes         'Well Capitalized'(1)
                                    ------------------------    -----------------------    ------------------------
                                      Amount       Ratio          Amount      Ratio          Amount       Ratio
                                    ------------ -----------    ----------- -----------    ------------ -----------
   As of December 31, 1998:

   Adjusted total Capital
      (To risk weighted assets)     $    8,886       37.5%      $    1,895       8.0%      $    2,369       10.0%

   Tier I Capital
      (To risk weighted assets)     $    8,595       36.3%      $      948       4.0%      $    1,421        6.0%

   Tier I Capital
      (To total assets)             $    8,595       19.2%      $    1,794       4.0%      $    2,242        5.0%

   (1) As categorized under the Prompt Corrective Action Provisions.


Year 2000 Issues. The Company has formulated a Year 2000 Compliance Plan to address the Year 2000 issue. The phases identified under the plan are awareness, assessment, renovation, validation and implementation. The purpose of the plan is to outline the procedures necessary for assuring that the Company is in a state of readiness for the century date change. Substantially all of the
Company's material data processing functions are provided by a third party service bureau. The service bureau has advised the Company in writing that it is Year 2000 compliant. The Company has received certifications of compliance from approximately 90% of its other software vendors. Company personnel have completed testing on all computer hardware and software with minimal failures being detected. The Company is making written and oral inquiries of customers, suppliers and non-information technology providers as to their year 2000 readiness. Testing to date indicates very little hard cost of remediation in management's opinion, with the primary cost of the Company's Year 2000 compliance being staff time during the assessment, testing and implementation stages. As of December 31, 1998, the Company has incurred approximately $5,000 in expenses toward remediating the Year 2000 issue.

Based on the results of further system testing and results of written and oral inquiries, the Company will continue to develop its contingency plan to provide solutions to the Year 2000 issue. This contingency plan will be designed to prepare an operating alternative in the event that systems do not perform as planned either before or after the century date change. The Company has a reasonable basis to conclude that the Year 2000 issue will not materially affect future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition. Successful implementation of this plan is expected to mitigate any extraordinary expenses related to the Year 2000 issue. However, no assurance can be given that the Year 2000 compliance plan will be completed successfully by the Year 2000.

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events. These events are inherently uncertain, including the progress and results of vendors, suppliers and customers Year 2000 readiness.

Part II.  OTHER INFORMATION



Item 1.   Legal Proceedings
          -----------------

          From time to time, the Company and any subsidiary may be a party to various legal proceedings incident to its or their business. At
          December 31, 1998, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.   Changes in Securities
          ---------------------

          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Annual Meeting of Stockholders of the Company ("Meeting") was held on December 16, 1998. The results of the vote on the matters presented at the Meeting were as follows:

          1. The following individuals were elected as directors, each for a three-year term:


                                                     Vote For    Vote Withheld
                                                     --------    -------------
                Richard H. Burton                     423,580         3,700
                George R. Lauderdale, Jr.             423,580         3,700

          2. Crisp Hughes Evans LLP was ratified as the independent auditors for the year ending June 30, 1999. The vote was 427,280 for, none against and none abstained.

Item 5.   Other Information
          -----------------

            None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------


             27     Financial Data Schedule

No reports on Form 8-K were filed during the quarter ended December 31, 1998.

     SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     South Carolina Community Bancshares, Inc.



Date: February 12, 1999               By /s/ Alan W. Pullen
      --------------------------         ------------------
                                             Alan W. Pullen
                                             (President and Chief Executive
                                              Officer)




                                     South Carolina Community Bancshares, Inc.



Date: February 12, 1999               By /s/ Terri Robinson
      --------------------------         ------------------
                                             Terri Robinson
                                             (Chief Financial Officer)