Form 10QSB
period 1999-03-31
SOUTH CAROLINA COMMUNITY BANCSHARES INC
filed 1999-05-14
CIK 920615

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                          -----------------------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _________________

                         Commission File Number 0-24476
                                                -------


                    SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
             (Exact name of Registrant as specified in its Charter)


           Delaware                                     57-0999615
----------------------------------       ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)




    110 S. Congress Street, Winnsboro, South Carolina                29180
   ----------------------------------------------------           -------------
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

         As of March 31, 1999, there were 538,716 shares of the Registrant's common stock, par value $0.01 per share, outstanding. The Registrant has no other classes of common equity outstanding.

         Transitional small business disclosure format:

                                                                  Yes      X  No
                                                             ----        ----

                    SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                 AND SUBSIDIARY


                            Winnsboro, South Carolina

                                      Index


PART I.                                                                  Page(s)

FINANCIAL INFORMATION

Item 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of June 30, 1998, and
  March 31, 1999...............................................................3

Consolidated Statements of Income - (Unaudited) for the three and nine months ended March 31, 1998 and 1999.........................................4

Consolidated Statements of Stockholders' Equity (unaudited)....................5

Consolidated Statements of Cash Flows - (Unaudited) for the nine months ended March 31, 1998 and 1999..............................................6-7

Notes to (Unaudited) Consolidated Financial Statements.......................8-9

Item 2.
Management's Discussion and Analysis of Financial Condition
  and Results of Operations................................................10-14

PART II.

OTHER INFORMATION

Item 1   Legal Proceedings....................................................15

Item 2.  Changes in Securities................................................15

Item 3.  Defaults Upon Senior Securities......................................15

Item 4.  Submission of Matters to a Vote of Security Holders..................15

Item 5.  Other Information....................................................15

Item 6.  Exhibits and Reports on Form 8-K.....................................15

Signatures....................................................................16

                                      SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                                   AND SUBSIDIARY

                                             Consolidated Balance Sheets
                                                    (Unaudited)
                                          (in thousands, except share data)



                                                                                     June 30,           March 31,
                                                                                 -----------------  -----------------
           Assets                                                                      1998               1999
           ------                                                                      ----

Cash and due from banks                                                          $        578       $        273
Interest earning deposits                                                               8,100              2,718
Investment securities, held to maturity (market value of $1,871 and $2,486)             1,855              2,483
Investment securities, available for sale (amortized cost of $47 and $58)                  47                 66
Loans receivable, net                                                                  36,007             38,465
Mortgage-backed securities, held to maturity (market value of $35 and $26)                 35                 26
Premises and equipment, net                                                               547                504
Federal Home Loan Bank stock                                                              321                330
Interest receivable                                                                       301                328
Real estate                                                                                71                118
Prepaid expenses and other assets                                                         130                118
                                                                                   ----------         ----------

         Total assets                                                            $     47,992       $     45,429
                                                                                  ===========        ===========

   Liabilities and Stockholders' Equity

Deposits                                                                         $     37,997       $     36,061
Advance payments for taxes and insurance                                                   38                 31
Accrued expenses and other liabilities                                                    361                127
Income taxes:
   Current                                                                                 58                  -
   Deferred                                                                               124                125
                                                                                   ----------         ----------
         Total liabilities                                                             38,578             36,344
                                                                                   ----------         ----------

Stockholders' equity:
   Preferred stock ($.01 par value, 200,000
     shares authorized; none outstanding)                                                   -                  -
   Common stock ($.01 par value, 1,400,000 shares authorized;
     780,275 shares issued; 579,664 outstanding at June 30, 1998,
     and 538,716 at March 31, 1999)                                                         8                  8
   Paid in capital                                                                      7,389              7,411
   Retained earnings, substantially restricted                                          6,865              7,020
   Accumulated other comprehensive income                                                   -                  5
   Treasury stock, at cost (200,611 shares at June 30, 1998 and
     241,559 at March 31, 1999)                                                        (4,185)            (4,797)
   Unearned compensation:
     Employee Stock Ownership Plan                                                       (392)              (350)
     Management Recognition Plan                                                         (271)              (212)
                                                                                   ----------         ----------
         Total stockholders' equity                                                     9,414              9,085
                                                                                   ----------         ----------

         Total liabilities and stockholders' equity                              $     47,992       $     45,429
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

                                      SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                                   AND SUBSIDIARY

                                          Consolidated Statements of Income
                                                    (Unaudited)
                                        (in thousands, except per share data)



                                                       For Three Months Ended               For Nine Months Ended
                                                             March 31,                            March 31,
                                                  --------------------------------     --------------------------------

                                                        1998             1999                 1998             1999
                                                        ----             ----                 ----             ----
Interest income:
   Loans                                          $          760   $          765        $        2,268   $        2,293
   Mortgage-backed securities                                  -                1                     2                2
   Investments                                                75               42                   203              131
   Interest earning deposits                                  54               37                   181              149
                                                    ------------     ------------          ------------     ------------
         Total interest income                               889              845                 2,654            2,575

Interest expense:
   Deposits                                                  423              410                 1,272            1,265
                                                  --------------     ------------          ------------     ------------
         Net interest income                                 466              435                 1,382            1,310

Provision for loan losses                                      -                -                     -                -
                                                    ------------     ------------          ------------     ------------
         Net interest income after provision
           for loan losses                                   466              435                 1,382            1,310
                                                    ------------     ------------          ------------     ------------

Noninterest income:
   Loan fees and services                                     12               16                    35               46
   Other                                                      23               14                    55               47
                                                    ------------     ------------          ------------     ------------
         Total noninterest income                             35               30                    90               93
                                                    ------------     ------------          ------------     ------------

Noninterest expenses:
   Compensation and employee benefits                        175              158                   513              490
   Net occupancy expense                                      23               25                    69               76
   Deposit insurance premiums                                  5                6                    16               17
   Data processing                                            24               19                    63               55
   Other                                                      87               78                   300              230
                                                    ------------     ------------          ------------     ------------
         Total noninterest expenses                          314              286                   961              868
                                                    ------------     ------------          ------------     ------------

         Income before income taxes                          187              179                   511              535

Income tax expense                                            65               70                   200              209
                                                    ------------     ------------          ------------     ------------

         Net income                               $          122   $          109        $          311   $          326
                                                   =============    =============         =============    =============

Net income per common share:
   Basic                                          $          .22             $.20                  $.52             $.60
   Diluted                                        $          .22             $.20                  $.51             $.60
                                                   =============    =============         =============     ============

Weighted average common shares:
   Basic                                                     541              534                   594              540
   Diluted                                                   559              536                   612              547

The accompanying notes are an integral part of these consolidated financial statements.


                                                  SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                                               AND SUBSIDIARY

                                               Consolidated Statements of Stockholders' Equity
                                                                 (Unaudited)
                                                      (in thousands, except share data)


                                                                               Accumulated
                                                                                 Other
                                               Common    Paid-In  Retained    Comprehensive Treasury  Unearned Compensation
                                                                                                    =======================
                                                Stock    Capital   Earnings      Income      Stock   for ESOP    for MRP       Total
                                                -----    -------   --------      ------      -----    -------    -------       -----

Balance at June 30, 1997                        $    8   $ 7,321    $ 6,801    $    -   $ (1,352)   $ (452)   $ (364)     $  11,962

Net income                                           -         -        408         -          -         -         -            408

Cash dividends declared ($.64 per share)             -         -       (344)        -          -         -         -           (344)

ESOP and MRP compensation earned                     -        70          -         -          -        60        93            223

Exercise of stock options (360 shares)               -        (2)         -         -          7         -         -              5

Treasury stock purchased (120,429 shares)            -         -          -         -     (2,840)        -         -         (2,840)
                                                  ----  --------  ---------     -----    -------    ------     -----     ----------

Balance at June 30, 1998                             8     7,389      6,865         -     (4,185)     (392)     (271)         9,414

Comprehensive income:
   Net income                                        -         -        326         -          -         -         -
   Other comprehensive income:
     Unrealized gain on securities available
       for sale, net of taxes of $3                  -         -          -         5          -         -         -
         Total comprehensive income                                                                                             331

Cash dividends declared ($.34 per share)             -         -       (198)        -          -         -         -           (198)

ESOP and MRP compensation earned                     -        26         27         -          -        42        59            154

Stock Options exercised (480 shares)                 -        (4)         -         -         10         -         -              6

Treasury stock purchased (41,428 shares)             -         -          -         -       (622)        -         -           (622)
                                                  ----  --------  ---------     -----    -------    ------     -----     ----------

Balance at March 31, 1999                      $     8     7,411      7,020  $      5   $ (4,797)     (350)   $ (212)  $      9,085
                                                ======  ========  =========   =======    =======    ======     =====    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                      SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                                   AND SUBSIDIARY

                                        Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                   (in thousands)



                                                                                        For Nine Months Ended
                                                                                              March 31,
                                                                                 -----------------------------------

                                                                                       1998               1999
                                                                                       ----
Operating activities:
   Net income                                                                    $           311    $           326
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                                             41                 46
     Amortization of deposit premium                                                          18                 18
     Accretion of discounts on investment securities                                         (18)                (6)
     Amortization of unearned compensation                                                   158                127
     Net increase (decrease) in deferred loan fees                                           (28)                 6
     (Increase) decrease in interest receivable                                                6                (27)
     (Increase) decrease in prepaid expenses and other assets                                (21)                12
     Decrease in income taxes payable                                                        (24)               (57)
     Increase (decrease) in accrued expenses and other liabilities                            45                (49)
                                                                                    ------------       ------------
         Net cash provided by operating
            activities                                                                       488                396
                                                                                    ------------       ------------

Investing activities:
   Net (increase) decrease in loans                                                          373             (2,510)
   Proceeds from sale of FHLB stock                                                          108                  -
   Proceeds from maturities of
     investment securities held to maturity                                                4,000              1,000
   Purchase of investment securities held to maturity                                     (5,000)            (1,636)
   Purchase of FHLB stock                                                                      -                 (9)
   Principal payments on mortgage-backed securities                                            9                  9
   Capitalized costs on real estate                                                            -                 (1)
   Purchases of premises and equipment                                                       (48)                (3)
                                                                                    ------------       ------------
         Net cash used by investing activities                                              (558)            (3,150)
                                                                                    ------------       ------------







                                                                                                        (continued)

                                      SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                                   AND SUBSIDIARY

                                        Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                   (in thousands)



                                                                                        For Nine Months Ended
                                                                                              March 31,
                                                                                 -----------------------------------

                                                                                       1998               1999
                                                                                       ----               ----
Financing activities:
   Net increase (decrease) in deposits                                           $         2,415    $        (1,954)
   Decrease in advance payments for taxes and insurance                                      (13)                (7)
   Stock options exercised                                                                     5                  6
   Purchase of treasury stock                                                             (2,840)              (622)
   Dividends paid                                                                           (368)              (356)
                                                                                    ------------       ------------
         Net cash used by financing activities                                              (801)            (2,933)
                                                                                    ------------       ------------

Net decrease in cash and cash equivalents                                                   (871)            (5,687)

Cash and cash equivalents at beginning of period                                           5,678              8,678
                                                                                    ------------       ------------

Cash and cash equivalents at end of period                                        $        4,807     $        2,991
                                                                                   =============      =============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
     Interest                                                                     $        1,246     $        1,298
                                                                                   =============      =============

   Noncash investing and financing activities:
     Real estate acquired in satisfaction of
       mortgage loans                                                             $            -     $           46
                                                                                   =============      =============

     Net unrealized gains on available for sale securities                        $            -     $            5
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

2.   Basis of Preparation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are in the opinion of management necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three and nine month periods ended March 31, 1999, are not necessarily indicative of the results which may be expected for the entire year.

     It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1998, which are included in the Form 10-KSB by reference (file no. 0-24476).

3.   Earnings Per Share

     Basic earnings per common share for all periods presented is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares, which include stock options. Dilutive potential common shares are calculated using the treasury stock method.

SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued

4.   Asset Quality

     At March 31, 1999, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $1,149,000. Nonperforming loans were 2.96 % of total loans at March 31, 1999. Total nonperforming assets as a percent of total assets at March 31, 1999 were 2.79%. Nonperforming assets include the nonperforming loans of $1,149,000 plus $118,000 of real estate owned.

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

Comparison of Financial Condition at June 30, 1998 and March 31, 1999

The Company's total consolidated assets decreased by approximately $2.6 million or 5.3% from $48.0 million at June 30, 1998 to $45.4 million at March 31, 1999. The decrease in assets for the period was primarily attributable to assets used to repay a $2.4 million public deposit that was withdrawn during the period. This deposit was short-term in nature.

The composition of the Company's balance sheet has not been materially affected by market conditions between June 30, 1998 and March 31, 1999. Net loans increased $2.5 million or 6.8% as a result of new loan originations exceeding principal repayments and refinancing payoffs.

Consistent with its historical lending practices, the Company's loan portfolio as of March 31, 1999 consisted primarily of fixed rate loans with maturities of up to twenty-five (25) years. The Company also makes thirty (30) year loans. Consequently, the Company is exposed to a high degree of interest rate risk in a rising interest rate environment. The Company has historically accepted this risk in light of its relatively high capital levels. See "Liquidity and Capital Resources".

Deposits decreased $1.9 million or 5.1%, from $38.0 million at June 30, 1998 to $36.1 million at March 31, 1999. The decrease in deposits was primarily attributable to the withdrawal of a public deposit of $2.4 million offset by new deposits.

Comparison of Results of Operations for the Three Months Ended March 31, 1998 and 1999

Net Income. Net income decreased $13,000 from $122,000 for the three months ended March 31, 1998 to $109,000 for the three months ended March 31, 1999. The return on average assets was 1.06% for the three months ended March 31, 1998 compared to .95 % for the three months ended March 31, 1999.

Net Interest Income. Net interest income decreased $31,000 or 6.7% from $466,000 for the three months ended March 31, 1998 to $435,000 for the three months ended March 31, 1999. The decline in net interest income primarily reflects a decrease in interest rate spread from 3.32% for three months ending March 31, 1998 to 3.11% for the three months ended March 31, 1999.

Interest Income. Total interest income decreased $44,000 from $889,000 for the three months ended March 31, 1998 to $845,000 for the three months ended March 31, 1999. Interest on investments decreased $32,000 or 42.7% as the average portfolio decreased by approximately $2.1 million. Interest on interest earning deposits decreased $17,000 or 31.5% as the average portfolio decreased by approximately $929,000. Average interest earning assets have been declining
primarily  to  provide   funds  for  stock   repurchases   plans  and  new  loan
originations.

Interest Expense. Interest expense decreased $13,000 from $423,000 for the three months ended March 31, 1998 to $410,000 for the three months ended March 31, 1999. The decrease for the three months ending March 31, 1999 was primarily the result a 14 basis point decrease in the cost of funds. The Savings Bank continues to concentrate on attracting transactional accounts that carry a lower cost of funds.

Provision for Loan Losses. The Company did not record any provision for loan losses for either of the three month periods ended March 31. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. The ratio of the allowance to non-performing loans at March 31, 1999 was 25.5% and nonperforming loans to total loans were only 2.96%.

Non-Interest Income. Non-interest income decreased $5,000 for the three months ending March 31, 1999 as compared to the same period in 1998.

Non-Interest Expense. Non-interest expense decreased by $28,000 or 8.9% from $314,000 for the three months ending March 31, 1998 to $286,000 for 1999. The decrease was the result of management's efforts to control operating expenses. Compensation expense and employee benefits decreased $17,000 or 9.7%, due to the lower expense recognized for ESOP compensation because of lower average stock prices during the March 99 quarter compared to the same period in 1998.

Comparison of Results of Operations for the Nine Months Ended March 31, 1998 and 1999

Net Income. Net income increased $15,000 or 4.8% from $311,000 for the nine months ended March 31, 1998 to $326,000 for the nine months ended March 31, 1999. The return on average assets was 0.90 % for the nine months ended March 31, 1998 compared to .95 % for the nine months ended March 31, 1999.

Net Interest Income. Net interest income decreased $72,000 or 5.2% from $1,382,000 for the nine months ended March 31, 1998 to $1,310,000 for the nine months ended March 31, 1999. The decline in net interest income primarily reflects a decrease in average interest earning assets of approximately $414,000 compounded by an increase in average interest bearing liabilities of approximately $906,000 or 2.6%. The interest rate spread also decreased from 3.11% for nine months ending March 31, 1998 to 3.09 % for the nine months ending March 31, 1999.

Interest Income. Total interest income decreased $79,000 or 3.0% from $2,654,000 for the nine months ended March 31, 1998 to $2,575,000 for the nine months ended March 31, 1999. Interest on loans increased $25,000, or 1.1%. Interest on investments and interest earning deposits decreased in aggregate by $104,000 or 27.1%, as these average portfolios during the nine months ending March 31, 1999 were approximately $2.1 million less than the same period in 1998. Declines in these average interest-earning assets have funded new loans and stock repurchase plans.

Interest Expense. Interest expense decreased $7,000 from $1,272,000 for the nine months ended March 31, 1998 to $1,265,000 for the nine months ended March 31, 1999. The decrease for the nine months ending March 31, 1999 was the result of a 15 basis point decrease in the average cost of funds offset by a $906,000 increase in the average deposits outstanding as compared to the same period in 1998.

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

Non-Interest Income. This income was $90,000 for the nine months ending March 31, 1998 and $93,000 for the same period in 1999. Management continues to concentrate on generating additional fee income.

Non-Interest Expense. Non-interest expense decreased by $93,000 or 9.7% from $961,000 for the nine months ending March 31, 1998 to $868,000 for 1999.
Expenses associated with the expanded bank facilities, products and general operations have stabilized. Management is continuing its efforts to control operating expenses. Compensation expense and employee benefits decreased $23,000 or 4.5%, due to the lower expense recognized for ESOP compensation because of lower average stock prices during the comparable periods.

Liquidity and Capital Resources. The Company's primary sources of funds are new deposits, investment maturities and proceeds from principal and interest payments on loans. While maturities of investments and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequat to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At March 31, 1999 commitments to fund new loans were approximately $764,000 and unfunded loans in process were approximately $350,000.

At March 31, 1999, there were no material commitments for capital expenditures.

At March 31, 1999, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at March 31, 1999, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

The Savings Bank exceeded all of its capital requirements at March 31, 1999. The Savings Bank had the following capital ratios at March 31, 1999 and was categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.


                                                                       For Capital                  Categorized as

                                          Actual                   Adequacy Purposes           "Well Capitalized"(1)
                                 -------------------------     -------------------------     -------------------------

                                    Amount        Ratio            Amount        Ratio             Amount       Ratio
                                 ------------- ------------     ------------- ------------      ------------ ---------
As of March 31, 1999:

Adjusted total Capital
   (To risk weighted assets)     $    8,119        33.8%        $    1,920    8.0%              $    2,401   10.0%

Tier I Capital
   (To risk weighted assets)     $    7,827        32.6%        $      960    4.0%              $    1,440   6.0%

Tier I Capital
   (To total assets)             $    7,827        17.6%        $    1,782    4.0%              $    2,228   5.0%


(1) As categorized under the Prompt Corrective Action Provisions.

Year 2000 Issues. The Company has formulated a Year 2000 Compliance Plan to address the Year 2000 issue. The phases identified under the plan are awareness, assessment, renovation, validation and implementation. The purpose of the plan is to outline the procedures necessary for assuring that the Company is in a state of readiness for the century date change. Substantially all of the
Company's material data processing functions are provided by a third party service bureau. The service bureau has advised th Company in writing that it is Year 2000 compliant. The Company has received certifications of compliance from approximately 90% of its other software vendors. Company personnel have completed testing on all computer hardware and software with minimal failures being detected. The Company is making written and oral inquiries of customers, suppliers and non-information technology providers as to their year 2000 readiness. Testing to date indicates very little hard cost of remediation in management's opinion, with the primary cost of the Company's Year 2000 compliance being staff time during the assessment, testing and implementation stages. As of March 31, 1999, the Company has incurred approximately $5,000 in expenses toward remediating the Year 2000 issue.

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

Part II.                        OTHER INFORMATION




Item 1. Legal Proceedings

     From time to time, the Company and any subsidiary may be a party to various legal proceedings incident to its or their business. At March 31, 1999, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2. Changes in Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K


     27 Financial Data Schedule

     No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       South Carolina Community Bancshares, Inc.




Date:      May 14, 1999                        By \s\Alan W. Pullen
           --------------------------             ------------------------------
                                                   Alan W. Pullen
                                                  (President and Chief Executive
                                                   Officer)





                                       South Carolina Community Bancshares, Inc.




Date:      May  14, 1999                       By \s\Terri Robinson
           --------------------------             ------------------------------
                                                  Terri Robinson
                                                  (Chief Financial Officer)