Form 10KSB
period 1999-06-30
SOUTH CAROLINA COMMUNITY BANCSHARES INC
filed 1999-09-24
CIK 920615

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended June 30, 1999
                          -------------

Commission file number 0-24476
                       -------

                   South Carolina Community Bancshares, Inc.
                   ----------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                 57-0999615
                --------                                 ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


          110 S. Congress Street                                   29180
         Winnsboro, South Carolina                                 -----
         -------------------------                               (Zip Code)
      (Address of principal executive
                offices)

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

                                 Yes   X               No ______
                                     -----

     Securities Registered Pursuant to Section 12(g) of the Exchange Act: Common Stock

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the closing price of such stock on the NASDAQ SmallCap Market on September 17, 1999 was approximately $6,668,000. For the purpose of this calculation, officers and directors of the Registrant are considered nonaffiliates.

     The Registrant's revenues for the fiscal year ended June 30, 1999 were $3,532,000.

     The number of shares outstanding of the Registrant's Common Stock, the registrant's only class of outstanding capital stock, as of June 30, 1999 was 538,716.

                      Documents Incorporated by Reference

     The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-KSB:

I. Portions of the South Carolina Community Bancshares, Inc. Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into certain items of Part III.

                   South Carolina Community Bancshares, Inc.
                                  FORM 10-KSB

                               TABLE OF CONTENTS

                                                                                               Page
PART I......................................................................................    1

Item 1.   Business..........................................................................    1

Item 2.   Properties........................................................................   20

Item 3.   Legal Proceedings.................................................................   20

Item 4.   Submission of Matters to a Vote of Security Holders...............................   20

PART II.....................................................................................   21

Item 5.   Market for Registrant's Common Equity and Related
           Shareholder Matters..............................................................   21

Item 5-A. Selected Financial Data...........................................................   21

Item 6.   Management's Discussion and Analysis of Financial Condition
           and Results of Operation.........................................................   22

Item 7.   Financial Statements..............................................................   30

Item 8.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............................................   56

PART III ...................................................................................   56

Item 9.   Directors and Officers of the Registrant..........................................   56

Item 10.  Executive Compensation............................................................   56

Item 11.  Security Ownership of Certain Beneficial Owners and Management....................   56

Item 12.  Certain Relationships and Related Transactions....................................   56

PART IV.....................................................................................   56

Item 13.  Exhibits and Reports on Form 8-K..................................................   56
          (a)  Exhibits Required by Securities and Exchange Commission
                Regulation S- B.............................................................   56
          (b)  Reports on Form 8-K .........................................................   56

                                    PART I

Item 1.  Business
------   --------

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

     The Company is a savings and loan holding company and the owner of all of the issued and outstanding shares of capital stock of the Savings Bank. At June 30, 1999 the assets of the Company consisted of its ownership of the capital stock of the Savings Bank, the loan to the ESOP, $241,000 of interest earning deposits, and $570,000 of investment securities. Community Federal Savings Bank is a federally chartered savings bank that conducts its operations from two facilities located in Winnsboro, South Carolina. The Savings Bank's deposits are insured by the FDIC. The Savings Bank was chartered originally in 1934. The Savings Bank is a member of the FHLB of Atlanta. At June 30, 1999, the Company had total assets of $45.4 million, total deposits of $35.9 million, and stockholders' equity of $9.0 million.

     The Savings Bank is a community-oriented savings institution that is primarily engaged in the business of attracting deposits from the general public in the Savings Bank's market area, and investing such funds in fixed-rate and adjustable rate mortgage loans secured by one- to four-family residences, and, to a lesser extent, investment securities. At June 30, 1999, mortgage loans secured by one- to four-family residential real estate totaled $34.4 million, or 85.0%, of the total loan portfolio, loans secured by commercial and other property totaled $4.0 million, or 9.8%, of the total loan portfolio, loans secured by unimproved land totaled $928,000, or 2.3%, of the total loan portfolio, and consumer loans totaled $1.2 million, or 2.9%, of the total loan portfolio. The Company also invests in United States Government and agency obligations, which investments totaled $2.7 million, or 5.9%, of total assets at June 30, 1999, and interest-earning deposits at the Federal Home Loan Bank, which totaled $1.4 million, or 3.1%, of total assets at June 30, 1999.

     The Savings Bank's principal sources of funds are deposits and principal and interest payments on loans and maturing investment securities. Principal sources of income are interest received from loans and investment securities. The Savings Bank's principal expense is interest paid on deposits, compensation and related costs, SAIF insurance premiums, and other noninterest expenses.

Lending

     Loan Portfolio Composition. The principal components of the loan portfolio are fixed-rate and adjustable rate conventional first mortgage loans secured by one- to four-family residential real estate, and, to a much lesser extent loans collateralized by unimproved land and commercial and other real estate, and consumer loans. At June 30, 1999, total loans receivable were $40.5 million, of which $34.4 million, or 85.0% were one- to four-family residential real estate mortgage loans, $928,000, or 2.3% were unimproved land loans, $4.0 million, or 9.8%, were commercial and other real estate loans, and $1.2 million, or 2.9%, were consumer loans.

     The following table sets forth selected data relating to the composition of the mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated.

                                                                              At June 30,
                                                  ---------------------------------------------------------------
                                                        1997                   1998                   1999
                                                  ------------------     ------------------     -----------------
                                                  Amount     Percent     Amount     Percent     Amount    Percent
                                                  ------     -------     ------     -------     ------    -------
                                                                       (Dollars in Thousands)
Mortgage loans:
  One- to four-family..........................   $32,698     88.88%      $32,276     87.76%   $34,426      84.96%
  Multifamily..................................        12      0.03             5      0.01         --      --
  Commercial and other property................     2,128      5.78         2,532      6.88      3,974       9.81
     Unimproved land...........................       988      2.69         1,014      2.76        928       2.29
                                                   ------    ------       -------   -------    -------     ------
     Total mortgage loans......................    35,826     97.38        35,827     97.41     39,328      97.06

Other loans:
  Loans on savings accounts....................       354      0.96           284      0.77        292       0.72
  Installment loans............................       609      1.66           667      1.82        898       2.22
                                                   ------    ------       -------   -------    -------     ------

     Total loans receivable....................    36,789    100.00%       36,778    100.00%    40,518     100.00%
                                                             ======                 =======                ======
Less:
  Loans in process.............................      (285)                   (246)                (425)
Unearned loan fees, net of deferred loan costs.      (256)                   (232)                (237)
  Allowance for loan losses....................      (293)                   (293)                (291)
                                                   ------                 -------              -------

  Net loans receivable.........................    $35,955                $36,007              $39,565
                                                   =======                =======              =======

     Loan Maturity Schedule. The following table shows the maturity of the loan portfolio at June 30, 1999. The table does not reflect anticipated prepayments or scheduled principal amortization.

                                                          At June 30, 1999
                                       ------------------------------------------------------
                                                           Mortgage Loans
                                       ------------------------------------------------------
                                        One- To        Commercial
                                         Four-         and Other        Other
                                        Family         Property         Loans          Total
                                       ---------      ------------     -------        -------
                                                                     (In Thousands)
Amount due:
  Within 1 year......................  $      342      $     114      $      250     $      706

  After 1 year:
    1 to 3 years.....................       1,038             99             288          1,425
    3 to 5 years.....................       1,455          1,528             463          3,446
    5 to 10 years....................       6,991            459              87          7,537
    10 to 20 years...................      16,854          2,634             102         19,590
    Over 20 years....................       7,746             68              --          7,814
                                       ----------     ----------      ----------     ----------

       Total due after one year......      34,084          4,788             940         39,812
                                       ----------     ----------      ----------     ----------

       Total amounts due.............  $   34,426      $   4,902      $    1,190     $   40,518
                                       ==========     ==========      ==========

Loans in process.....................                                                      (425)
Deferred loan fees, net of deferred
  loan costs.........................                                                      (237)
Allowance for loan losses............                                                      (291)
                                                                                     ----------
Loans receivable, net................                                                $   39,565
                                                                                     ==========

     One-to Four-Family Residential Real Estate Loans. The primary lending activity currently consists of the origination of fixed rate one-to four-family owner-occupied residential mortgage loans, virtually all of which are collateralized by properties located in Fairfield County, South Carolina. The Savings Bank does originate some adjustable-rate first mortgage loans. At June 30, 1999, $34.4 million, or 85.0% of the total loan portfolio, consisted of one- to four-family residential real estate loans. The Savings Bank also originates one-to four-family construction loans that convert to permanent loans after the initial construction period which generally does not exceed six months. The Savings Bank is a portfolio lender. It has not sold loans in the secondary mortgage market and does not intend to conduct secondary market sales in the foreseeable future. One-to four-family loans are underwritten and originated according to policies approved by the Board of Directors. In the current lending environment, savings deposits and loan repayments have exceeded demand for loans.

     The Savings Bank currently offers fixed rate and adjustable rate one-to four-family residential mortgage loans with terms ranging up to 30 years. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that the Savings Bank's one-to four-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors. In recent years, the average maturity of the Savings Bank's mortgage loans has decreased significantly due to unprecedented volume of refinancing activity.

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

     Commercial and Other Real Estate Loans. The Savings Bank originates commercial and other real estate loans on a limited basis. Savings Bank lending policies require that all commercial loans be secured solely by real estate, with no security interest allowed in furniture and fixtures, inventory, goodwill, or other assets of the business. At June 30, 1999, such loans had an aggregate balance of $4.0 million, or 9.8%, of the total loan portfolio. The commercial and other real estate loans are generally collateralized by, among others, real estate used by small businesses, church property, convenience stores, and small manufacturing operations. The Savings Bank generally does not solicit such loans, and originates such loans selectively and on a case-by-case basis. All of the commercial real estate loans have fixed rates of interest. The Savings Bank generally offers such loans with loan-to-value ratios of up to 75% and terms of up to 15 years. To compensate the Savings Bank for the increased credit risk associated with commercial loans, interest rates are maintained at a level above that charged for one- to four-family residential properties.

     Loans collateralized by commercial real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. This increased credit risk is a result of several factors, including the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

     Unimproved Land Loans. The Savings Bank also offers loans secured by unimproved land, such as woodlands, pasture land, agricultural land, recreational land, and other undeveloped land. In recent years the Savings Bank has reduced its originations of such loans. Such loans totaled $928,000, or 2.3%, of the total loan portfolio at June 30, 1999. All of the Savings Bank's unimproved land loans have fixed rates of interest. The Savings Bank offers such loans with loan to value ratios of up to 75% on tracts of 15 acres or less, and loan to value ratios of up to 70% on tracts of land larger than 15 acres. The Savings Bank considers the credit risks associated with large acreage to be greater than normal, and will charge a higher rate of interest for such loans. The maximum term allowed for all land loans is 15 years. The Board of Directors reserves the right to disregard the value of any timber that may be on the subject property, and may require a review by a recognized forester, in addition to the appraisal, if it is deemed necessary. The borrower may be required to negotiate a release of timber rights prior to the harvesting of any timber from the subject property.

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

     Consumer Loans. To a much lesser extent, the Savings Bank also originates consumer loans consisting of passbook loans, home equity lines of credit and installment loans, primarily as a service to its customers. Such loans totaled $1.2 million, or 2.9% of the total loan portfolio at June 30, 1999.

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

     Delinquent Loans. At June 30, 1997, 1998 and 1999 delinquencies in the loan portfolio were as follows:

                                                         At June 30, 1997        At June 30, 1998         At June 30, 1999
                                                    ------------------------   ----------------------     -------------------
                                                     Number     Principal       Number      Principal     Number     Principal
                                                       of        Balance          of         Balance        of        Balance
                                                      Loans     of Loans        Loans       of Loans      Loans      of Loans
                                                     ------     ---------       ------      ---------     ------     ---------
                                                                       (Dollars in Thousands)
Period delinquent:
  Loans 60-89 days delinquent......................    13        $  511           24         $  650          19      $    507
  Loans 90 days or more delinquent.................    32           397           36            827          39           593
                                                      ---        ------         ----         --------       ---      --------
    Total loans delinquent 60 days or more.........    45        $  908           60         $1,477          58      $  1,100
                                                      ===        ======         ====         ========       ===      ========

Delinquent loan principal to total gross loans:
Loans 60-89 days delinquent  to
  total gross loans................................                1.39%                       1.77%                     1.25%

Loans 90 days or more delinquent
to total gross loans...............................                1.08%                       2.25%                     1.46%

      Nonperforming Assets. The following table sets forth information with respect to non-performing assets for the periods indicated. During the periods shown, there were no restructured loans within the meaning of SFAS No. 15.

                                                                                 At June 30,
                                                                      --------------------------------
                                                                       1997         1998         1999
                                                                      ------       ------       ------
                                                                         (Dollars in Thousands)
Loans accounted for on a non-accrual basis......................      $  397       $  827       $  593

Accruing loans which are contractually past due 90 days or more.          --           --           --
                                                                      ------       ------       ------

Total of nonaccrual and accruing loans 90 days or more past due.         397          827          593

Foreclosed real estate, net of related valuation allowance......          96           71          121
                                                                      ------        -----       ------

  Total nonperforming assets....................................      $  493       $  898       $  714
                                                                      ======        =====       ======

Nonperforming loans to total gross loans........................        1.08%        2.25%        1.46%
Nonperforming assets to total assets............................        1.06%        1.87%        1.57%

     $46,000 in interest income was recognized during the year ended June 30, 1999 on loans accounted for as non-accrual on that date. An additional $4,900 in interest income would have been recognized had those loans remained current throughout the period.

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

     When REO is acquired or otherwise deemed REO, it is recorded at the lower of cost or its estimated fair value, less estimated selling expenses. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations. At June 30, 1997, 1998, 1999, REO totaled $96,000, $71,000 and $121,000, respectively.

     Classification of Assets. OTS regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. At June 30, 1999, classified assets totaled $1,221,000, of which $527,000 were classified substandard, $7,000 were classified doubtful, and $687,000 were designated special mention.

     Allowance for Loan Losses. The Savings Bank provides a valuation allowance for estimated losses from uncollectible loans. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on loss experience, known and inherent risk in the portfolio, prevailing market conditions, and management's judgment as to collectibility. The allowance for loss on loans is increased by charges to income and decreased by charge-offs (net of recoveries). Charge-offs for the year ended June 30, 1999 totaled $2,000. No additions were made during the years ended June 30, 1997, 1998, or 1999. The allowance for loan losses totaled $293,000 at June 30, 1997 and 1998 and $291,000 at June 30, 1999.

     Analysis of the Allowance for Loan Losses. The following table sets forth the allowance for loan losses at or for the dates indicated.

                                                                                  At or For the Year Ended June 30,
                                                                                -------------------------------------
                                                                                  1997         1998         1999
                                                                                --------     --------     --------
                                                                                        (Dollars in Thousands)
Balance at beginning of period................................................   $    293      $   293      $   293
Provision for loan losses.....................................................         --           --           --
Chargeoffs /(1)/..............................................................         --           --            2
Recoveries....................................................................         --           --           --
                                                                                 --------      -------      -------
  Balance at end of period....................................................   $    293      $   293      $   291
                                                                                 ========      =======      =======

Ratio of charge-offs during the period to average loans outstanding
  during the period...........................................................         --           --           --
Ratio of allowance for loan losses to nonperforming loans at
  end of period...............................................................      73.80%       35.43%       49.07%
Ratio of allowance for loan losses to total nonperforming assets
  at end of period............................................................      59.43%       32.63%       40.76%
Ratio of allowance for loan losses to net loans receivable at end of period...        .81%         .81%        0.74%

------------------------------------
/(1)/ All charge-offs related to loans secured by one- to four-family residential real estate.

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

                                                                        At June 30,
                                              --------------------------------------------------------------------
                                                     1997                   1998                   1999
                                              ----------------------  ---------------------  ---------------------
                                                Total      % of        Total      % of        Total      % of
                                               Amount    Loans /(1)/  Amount    Loans /(1)/  Amount    Loans /(1)/
                                               ------    -----------  ------    -----------  ------    -----------
                                                                 (Dollars in Thousands)
Balance at end of period applicable to:
   One- to four-family residential........    $   264      88.88%      $   263     87.76%     $  260      84.96%
   Multifamily residential................         --        .03            --       .01          --         --
   Unimproved land........................         11       2.69            11      2.76          10       2.29
   Commercial and other...................         14       5.78            16      6.88          17       9.81
   Consumer loans.........................          4       2.62             3      2.59           4       2.94
                                              -------     ------       -------    -------     ------     ------

     Total allowance for loan losses......    $   293     100.00%      $   293    100.00%     $  291     100.00%
                                              =======     ======       =======    ======      ======     ======

-------------------------------------
/(1)/ Represents the percent of the Savings Bank's total loan portfolio that is composed of loans in each specific loan category.


Investment Activities

     Investment Portfolio. The following table sets forth certain information regarding the carrying and estimated market values of the investment securities of the Company at the dates indicated.


                                                                          At June 30,
                                         ---------------------------------------------------------------------------
                                                  1997                       1998                      1999
                                         -----------------------     ---------------------     ---------------------
                                          Carrying       Market       Carrying     Market       Carrying     Market
                                            Value        Value         Value        Value        Value        Value
                                         ----------     --------     ----------   --------     ----------   --------
                                                                          (In Thousands)
Investment securities:
   U.S. Government and federal
     agency obligations................   $ 3,352       $ 3,370       $1,755      $1,771       $ 2,583       $ 2,559
   FHLB stock..........................       429           429          321         321           330           330
   Other /(1)/.........................        --            --          147         147           170           170
                                          -------       -------       ------      ------       -------       -------

     Total investment securities.......   $ 3,781       $ 3,799       $2,223      $2,239       $ 3,083       $ 3,059
                                          =======       =======       ======      ======       =======       =======

------------------------
/(1)/ Consists of certificate of deposit and equity securities.

     Investment Portfolio Maturities. The following table sets forth information regarding the carrying value, weighted average yields, and maturities of the investment securities of the Company at June 30, 1999.

                                                                                                      At June 30, 1999
                                        ----------------------------------------------------------------------------------
                                             One Year or Less          One to Five Years           Five to Ten Years
                                        -------------------------   -------------------------   --------------------------
                                                     Annualized                  Annualized                  Annualized
                                                      Weighted                    Weighted                    Weighted
                                          Carrying    Average      Carrying       Average        Carrying      Average
                                          Value       Yield /(1)/    Value       Yield /(1)/      Value        Yield /(1)/
                                         ---------  -------------  ----------   ------------    ----------   -------------
                                                                 (Dollars in Thousands)
U.S. Treasury obligations...........      $  100        7.69%        $    --          --%         $   --          --
Federal Home Loan Bank obligations..          --          --           2,483        5.89              --          --
Federal Home Loan Bank stock /(2)/..          --          --              --          --              --          --
Other /(3)/.........................         170        3.80              --          --              --          --
                                          ------                     -------                      ------
  Total investments.................      $  270                     $ 2,483                      $   --
                                          ======                     =======                      ======

                                        -----------------------------------------------------------------
                                            More than Ten Years        Total Investment Securities
                                        ------------------------   --------------------------------------
                                                     Annualized                             Annualized
                                                      Weighted                                Weighted
                                         Carrying     Average       Carrying      Market      Average
                                          Value      Yield /(1)/      Value        Value      Yield /(1)/
                                        ---------   ------------   ----------    ---------   ------------
U.S. Treasury obligations...........    $   --            --        $   100      $   101         7.69%
Federal Home Loan Bank obligations..        --            --          2,483        2,458         5.89
Federal Home Loan Bank stock /(2)/..       330          7.50            330          330         7.50
Other /(3)/.........................        --            --            170          170         3.80
                                        ------                      -------      -------
  Total investments.................    $  330                      $ 3,083      $ 3,059         6.01%
                                        ======                      =======      =======         ====

----------------------------------
/(1)/ Annualized interest return as a percentage of acquisition cost.
/(2)/ Federal Home Loan Bank stock has no stated maturity, and is assumed for these purposes to be held ten years.
/(3)/ Consists of certificate of deposit and equity securities.

SOURCES OF FUNDS

         General. The Company's sources of funds are the net proceeds retained by it in connection with the Conversion, and dividends from the Savings Bank. In 1999 the Savings Bank paid $1,155,000 in dividends to the Company. Deposits are the major source of funds for lending and other investment purposes of the Savings Bank. The Savings Bank's deposit-gathering activities are currently conducted from the Savings Bank's two facilities in Winnsboro, South Carolina. In addition to deposits, the Savings Bank derives funds from the amortization and prepayment of loans, the maturity of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

         Deposits. Consumer and commercial deposits are attracted principally from within the Savings Bank's market area through the offering of Now accounts, statement savings, money market deposit, checking accounts, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The Savings Bank regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Savings Bank's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Savings Bank has sought to decrease the risk associated with changes in interest rates by offering competitive rates on deposit accounts and by pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer terms. Due to the current interest rate environment, however, longer terms are not attractive to customers. The Savings Bank does not obtain funds through brokers or through solicitations outside its market area.

         The weighted-average interest rate on savings deposits was approximately 4.75% at June 30, 1998 and 4.33% at June 30, 1999. Balances are as follows:

                                                                      At June 30,
                                        ---------------------------------------------------------------------------------
                                                 1997                        1998                         1999
                                        -----------------------     ------------------------    -------------------------
                                                        % of                        % of                         % of
                                         Amount         Total         Amount        Total         Amount         Total
                                        ---------    ----------     ----------    ----------    ----------     ----------
                                                                     (Dollars in Thousands)
NOW Accounts..........................  $   1,402          4.12%    $    1,906          5.01%   $    1,409           3.93%
Regular passbook......................      3,024          8.89          3,248          8.55         3,146           8.77
Money-market passbook.................      3,812         11.20          3,282          8.64         3,288           9.17
Certificates:
  3.99% and lower.....................          2           .01             42           .11            --             --
  4.00% - 4.99%.......................         14           .04            479          1.26            76           0.21
  5.00% - 5.99%.......................     22,301         65.54         28,297         74.47        13,379          37.30
  6.00% - 6.99%.......................      2,103          6.18            921          2.42        14,105          39.33
  7.00% - 7.99%.......................      1,559          4.58             --            --           612           1.71
  8.00% - 8.99%.......................         12           .04             --            --                           --
Deposit Premium.......................       (205)         (.60)          (178)         (.46)         (151)         (0.42)
                                        ---------    ----------     ----------    ----------    ----------     ----------
  Total...............................  $  34,024        100.00%    $   37,997        100.00%   $   35,864         100.00
                                        =========    ==========     ==========    ==========    ==========     ==========

         At June 30, 1999 the Savings Bank had certificates of deposits in amounts of $100,000 or more maturing as follows:

         Maturity Period                                                                            Amount
         ---------------                                                                            ------
                                                                                                (In Thousands)
         One month through three months.................................................        $        2,273
         Three through six months.......................................................                 2,779
         Six through 12 months..........................................................                 4,996
         Over 12 months.................................................................                   690
                                                                                                --------------
               Total....................................................................        $       10,738
                                                                                                ==============

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

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. At June 30, 1999, the Savings Bank was in compliance with its loans to one borrower limitations.

         Qualified Thrift Lender Requirement. The HOLA requires savings institutions to be qualified thrift lenders ("QTL"). To be a QTL, the Bank can either satisfy the QTL test, or the Domestic Building and Loan Association ("DBLA") Test of the Internal Revenue Code of 1986, as amended (the "Code"). Under the QTL test, a savings bank is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly basis in 9 out of every 12 months. Under the DBLA test, an institution must meet a "business operations test" and a "60% of assets test." The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirements when it meets one of two conditions: (i) the institution acquires its savings in conformity with OTS rules and regulations; or (ii) the general public holds more than 75% of its deposits, withdrawable shares, and other obligations. The general public may not include family or related business groups or persons who are officers or directors of the institution.

         The 60% of assets test requires that at least 60% of a DBLA's assets must consist of assets that thrifts normally hold, except for consumer loans that are not educational loans. The DBLA test does not include, as the QTL test does to a limited or optional extent, mortgage loans originated and sold into the secondary market and subsidiary investments. A savings bank that fails to be a QTL must either convert to a bank charter or operate under certain restrictions. As of June 30, 1999, the Savings Bank satisfied the QTL test.

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A "well capitalized" institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100 percent of its net income during the calendar year, plus its retained net income for the preceding two years. As of June 30, 1999, the Savings Bank was a "well-capitalized" institution.

         Liquidity. The Savings Bank is required to maintain an average daily balance of liquid assets as defined by OTS regulations. This liquidity requirement, which is currently 4%, may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flow of member institutions. The Savings Bank's liquidity ratio averaged 11.2% during the month ended June 30, 1999. Monetary penalties may be imposed for failure to meet these liquidity requirements. At June 30, 1999, the Savings Bank was in compliance with its liquidity requirements.

         Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. Based on its assets at March 31, 1999, the Savings Bank is required to pay a semi-annual assessment of approximately $8,000.

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

         Transactions with Related Parties. The Savings Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary. At June 30, 1999, the Savings Bank was in compliance with the transactions with affiliates rules governed by Sections 23A and 23B.

         The Savings Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations generally require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Savings Bank may make to such persons based, in part, on the Savings Bank's capital position, and requires certain approval procedures to be followed.

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

         Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3.0% leverage ratio (or core capital ratio) and an 8.0% risk-based capital standard. However, to be considered "adequately capitalized," a savings institution must maintain a 4.0% leverage capital ratio. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights ("PMSRs"). The OTS regulations also require that, in meeting the tangible ratio, leverage and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. At June 30, 1999, the Savings Bank's ratio of tangible capital to total assets, and its ratio of core (leverage) capital to total assets, was 18.0%.

         The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 3.0% leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25%. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. At June 30, 1999, the Savings Bank's ratio of core capital to total adjusted assets was 32.6%, and its ratio of total capital to risk-weighted assets was 33.8%.

         OTS regulatory capital rules also incorporate an interest rate risk component. Savings banks with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings bank's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates, divided by the estimated economic value of the Savings Bank's assets. In calculating its total capital under the risk-based rule, a savings bank whose measured interest rate risk exposure exceeds 2%, must deduct an interest rate component equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The OTS has indefinitely deferred the implementation of the interest rate risk component in the computation of an institution's risk-based capital requirements. The rule also provides that the Director of the OTS may waive or defer an institution's interest rate risk component on a case-by-case basis. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions. At June 30, 1999, the Bank was not required to maintain any additional risk-based capital under this rule.

         The following table presents the pro forma computations of the Company's net portfolio value as of June 30, 1999.

              Change in
           Interest Rates
           in Basis Points                                 Net Portfolio Value
                                              --------------------------------------------
            (Rate Shock)                      Amount            $ Change          % Change
           ---------------                    ------            --------          --------
                                                          (Dollars in thousands)
                 300                           3,679              (4,365)             54.3
                 200                           5,135              (2,909)             36.2
                  --                           8,044                  --                --
                (200)                         10,433               2,389              29.7
                (300)                         11,085               3,041              37.8

         At June 30, 1999, the Savings Bank was in compliance with all of its capital requirements.

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

Federal Home Loan Bank System

         The Savings Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Savings Bank was in compliance with this requirement with an investment in FHLB-Atlanta stock, at June 30, 1999, of $330,000.

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

Item 2.  Properties
-------------------

         The Company conducts its business through two facilities located in Winnsboro, Fairfield County, South Carolina. The main office at its current location opened and has been owned by the Savings Bank since 1970. The branch office is leased. At June 30, 1999, the net book value of the Company's property and equipment was $501,000.

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

                                    PART II
Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
------------------------------------------------------------------------------

     As of June 30, 1999, the Company had 538,716 shares of common stock outstanding. At such date, the Company had 320 shareholders of record, excluding shareholders who have registered their common stock in street name. The Company's common stock is traded on the NASDAQ SmallCap market under the symbol "SCCB." Set forth below are the quarterly high and low bid prices for the Common Stock, as reported on the NASDAQ SmallCap Market, for the last eight quarters of trading.

                                                       High        Low
                                                       -----      -----
          Quarter ended September 30, 1997........     25.25      18.50
          Quarter ended December 31, 1997.........     24.50      21.50
          Quarter ended March 31, 1998............     23.63      21.50
          Quarter ended June 30, 1998.............     21.88      21.00
          Quarter ended September 30, 1998........     22.88      18.25
          Quarter ended December 31, 1998.........     17.50      13.25
          Quarter ended March 31, 1999............     15.00      13.25
          Quarter ended June 30, 1999.............     14.75      12.50

     During 1998 and 1999, the Company declared semi-annual cash dividends of $.34 per share. For a discussion of limitations on the Company's ability to pay cash dividends, see Item 1. Business--Regulation and Supervision--Limitation on Capital Distributions; and Notes 9 and 16 to the Notes to Consolidated Financial Statements.

Item 5-A.      Selected Financial Data
--------------------------------------

     Set forth below are selected financial and other data of the Company.

                                                                                       At June 30,
                                                               ----------------------------------------------------------
                                                                   1995        1996         1997         1998      1999
                                                               ------------  --------  --------------  --------  --------
                                                                                     (In Thousands)
Selected Financial Data:

Total assets.............................................      $   43,947    $ 44,172  $  46,598       $ 47,992  $ 45,433
Loans receivable, net....................................          33,047      33,338     35,955         36,007    39,565
Interest-earning deposits................................           2,836       4,171      5,242          8,100     1,407
Investment securities....................................           6,612       5,178      3,781          2,223     3,083
Foreclosed real estate, net..............................             171         156         96             71       121
Deposits.................................................          30,106      31,273     34,024         37,997    35,864
Stockholders equity......................................          13,350      12,309     11,962          9,414     9,037

                                                                              For the Year Ended June 30,
                                                               -------------------------------------------------------
                                                                  1995       1996         1997       1998       1999
                                                               --------    --------     ---------   -------   --------
                                                                                     (In Thousands)
Selected Operating Data:

Interest income..........................................      $  3,429   $   3,406     $   3,500   $ 3,519   $  3,426
Interest expense on savings accounts and borrowed money..         1,351       1,643         1,635     1,715      1,664
                                                               --------   ---------     ---------   -------   --------
  Net interest income....................................         2,078       1,763         1,865     1,804      1,762

 Provision for loan losses...............................            --          --            --        --         --
                                                               --------   ---------     ---------   -------   --------
  Net interest income after provision for loan losses....         2,078       1,763         1,865     1,804      1,762

Noninterest income.......................................           110          35            88       132        106

Noninterest expense......................................           705         991         1,272     1,266      1,168
                                                               --------   ---------     ---------   -------   --------

Income before income taxes...............................         1,483         807           681       670        700

Income tax expense.......................................           556         319           258       262        277
                                                               --------   ---------     ---------   -------   --------

Net income...............................................      $    927   $     488     $     423   $   408   $    423
                                                               ========   =========     =========   =======   ========
Basic earnings per share.................................      $   1.28   $     .67     $     .62   $   .70   $   0.80
                                                               ========   =========     =========   =======   ========
Diluted earnings per share...............................      $   1.28   $     .67     $     .62   $   .68   $   0.79
                                                               ========   =========     =========   =======   ========
------------------------------

                                                                            At or for the Year Ended June 30,
                                                                  ----------------------------------------------------
                                                                     1995      1996       1997      1998       1999
                                                                  ---------  --------   --------  --------   ---------
Selected Financial Ratios and Other Data:

Return on average assets.................................            2.10%     1.11%        .93%     .88%        .92%
Return on average stockholders' equity...................            7.07      3.77        3.46     4.00        4.52
Average equity to average assets.........................           29.80     29.38       26.71    22.06       20.42
Total equity to total assets.............................           30.38     27.87       25.67    19.62       19.89
Operating expenses to average assets.....................            1.60      2.25        2.78     2.74        2.55
Net interest income to operating expenses................          294.75    177.90      146.62   142.50      150.86
Nonperforming loans to total loans /(1)/.................             .80      1.40        1.08     2.25        1.46
Nonperforming assets to total assets /(2)/...............            1.01      1.44        1.06     1.87        1.57

------------------------------
/(1)/ Nonperforming loans consist of non-accruing loans past due 90 days or more and accruing loans past due 90 days or more.
/(2)/ Nonperforming assets consist of nonperforming loans and real estate acquired through foreclosure.


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

Financial Condition

     The Company's total consolidated assets decreased by approximately $2.6 million or 5.4% from $48.0 million at June 30, 1998 to $45.4 million at June 30, 1999.

     The composition of the Company's balance sheet has not been materially affected by market conditions between June 30, 1998 and June 30, 1999. Net loans increased $3.5 million or 9.9% as a result of new loan originations exceeding principal repayments and refinancing payoffs. The Company has also increased its commercial lending during fiscal 1999.

     Deposits decreased $2.1 million or 5.5%, from $38.0 million at June 30, 1998 to $35.9 million at June 30, 1999. The decrease in deposits was primarily attributable to the withdrawal of a public deposit of $2.4 million offset by new deposits.

     During fiscal 1999, the Company repurchased 41,428 shares of its Common Stock at an aggregate cost of approximately $622,000.

Average Balance Sheet

     The following table sets forth certain information relating to the Company's consolidated statement of financial condition at June 30, 1997, 1998 and 1999, and its consolidated statement of income for the years ended those dates. It reflects the average yield on assets and the average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of related assets or liabilities for the periods shown. Average loan and savings account balances are derived from month-end balances as opposed to daily balances; management does not believe that the use of month-end balances resulted in any material effect on the information presented. Loan interest includes fees which are considered yield adjustments; average loan balances include non-accruing loans.

                                                                             Year Ended June 30,
                                           ----------------------------------------------------------------------------------------
                                                       1997                          1998                          1999
                                           ----------------------------  ----------------------------  ----------------------------
                                                               Average                       Average                       Average
                                           Average              Yield/   Average              Yield/   Average              Yield/
                                           Balance   Interest    Cost    Balance   Interest    Cost    Balance   Interest    Cost
                                           --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                            (Dollars in Thousands)
Assets:
 Interest-earning assets:
  Loans receivable and mortgage-backed
   securities............................  $35,254     $2,966     8.41%  $35,874     $2,999     8.36%  $38,053     $3,079     8.09%
  Investment securities..................    4,108        279     6.79     3,821        272     7.12     2,446        177     7.24
  Interest-earning deposits..............    4,935        255     5.17     5,191        248     4.78     3,680        170     4.62
                                           -------     ------            -------     ------            -------     ------
    Total interest-earning assets........   44,297      3,500     7.90    44,886      3,519     7.84    44,179      3,426     7.76
                                                       ------                        ------                        ------
 Noninterest-earning assets..............    1,408                         1,351                         1,639
                                           -------                       -------                       -------
     Total assets........................  $45,705                       $46,237                       $45,818
                                           =======                       =======                       =======

Liabilities and Equity:
 Interest-bearing liabilities:
  Checking accounts......................  $   784         13     1.66   $ 1,231         20     1.62     1,645         20     1.22
  Passbook savings accounts..............    2,675         84     3.14     3,083         88     2.85     3,019         59     1.95
  Certificates and money market savings
   accounts..............................   29,306      1,538     5.25    30,793      1,607     5.22    30,680      1,585     5.17
                                           -------     ------            -------     ------            -------     ------
 Total interest-bearing liabilities......   32,765      1,635     4.99    35,107      1,715     4.89    35,344      1,664     4.71
                                                       ------                        ------                        ------

  Noninterest bearing deposits...........      247                           606                           778
  Noninterest bearing liabilities........      484                           326                           340
                                           -------                       -------                       -------
   Total liabilities.....................   33,496                        36,039                        36,462
                                           -------                       -------                       -------
  Stockholders' Equity...................   12,209                        10,198                         9,356
                                           -------                       -------                       -------
   Total liabilities and stockholders'
    equity earnings......................  $45,705                       $46,237                       $45,818
                                           =======                       =======                       =======
Net interest income......................              $1,865                        $1,804                        $1,762
                                                       ======                        ======                        ======
Net interest rate spread /(1)/...........                         2.91%                         2.95%                         3.05%
                                                                  ====                          ====                          ====
Net interest margin /(2)/................                         4.21%                         4.02%                         3.99%
                                                                  ====                          ====                          ====
Ratio of interest-earning assets to
 interest-bearing liabilities............   135.20%                       127.85%                       125.00%
                                           =======                       =======                       =======

------------------------------
/(1)/ Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
/(2)/ Net interest margin represents net interest income before the provision for loan losses divided by total interest-earning assets.

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

                                                            Year Ending June 30,
                                           -----------------------------------------------------------
                                                    1998 vs. 1997                   1999 vs. 1998
                                           ----------------------------    ---------------------------
                                                 Increase/(Decrease)            Increase/(Decrease)
                                                      Due to                           Due to
                                           -----------------------------    --------------------------
                                             Volume       Rate      Net       Volume      Rate    Net
                                           -----------   ------   ------    ----------  -------  -----
                                                               (In Thousands)
Interest-earning assets:
 Net loans and mortgage-backed
  securities........................        $   52       $  (19)  $   33    $  182      $ (102)  $   80
 Investment securities..............           (19)          12       (7)      (98)          3      (95)
 Interest-earning deposits..........            13          (20)      (7)      (72)         (6)     (78)
                                            ------       ------   ------    ------      ------   ------
  Total interest-earning assets.....        $   46       $  (27)  $   19    $   12      $ (105)  $  (93)
                                            ======       ======   ======    ======      ======   ======

Interest-bearing liabilities:
 Savings accounts...................        $  104       $  (24)  $   80    $   (2)     $  (49)  $  (51)
                                            ------       ------   ------    ------      ------   ------
Total interest-bearing liabilities..        $  104       $  (24)  $   80    $   (2)     $  (49)  $  (51)
                                            ======       ======   ======    ======      ======   ======

Net change in net interest income...        $  (58)      $   (3)  $  (61)   $   14      $  (56)  $  (42)
                                            ======       ======   ======    ======      ======   ======

------------------------------
/(1)/ All interest-earning assets are disclosed net of loans in process, unamortized yield adjustments, and valuation allowances.
/(2)/ FHLB stock and interest-earning deposits in other financial institutions are included in investment securities.

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

     Net Income. Net income increased $15,000 or 3.7% from $408,000 for the year ended June 30, 1998 to $423,000 for the year ended June 30, 1999. Diluted earnings per share increased from $.68 in 1998 to $.79 in 1999. The return on average assets was .88% for 1998 as compared to .92% for 1999.

     Net Interest Income. Net interest income decreased $42,000 or 2.3% from $1,804,000 for 1998 to $1,762,000 for 1999. The decline in net interest income primarily reflects a decrease in average interest earning assets of approximately $707,000 compounded by an increase in average interest bearing liabilities of approximately $237,000 or 2.6%. Interest earning assets were utilized to repurchase 41,428 shares of stock in the open market at an aggregate cost of $622,000. The interest rate spread increased from 2.95% for 1998 to 3.05% for 1999.

     Interest Income. Total interest income decreased $93,000 for 1999 compared to 1998. Interest on loans increased by $81,000, or 2.7%. Interest on investments and interest earning deposits decreased in aggregate by $173,000 or 33.3%, as these average portfolios during 1999 were approximately $2.9 million less than the same period in 1998. Declines in these average interest-earning assets have funded new loans and the stock repurchase plan.

     Interest Expense. Interest expense decreased $51,000 for the year ended June 30, 1999 compared to the year ended June 30, 1998. The decrease was the result of a 18 basis point decrease in the average cost of funds offset by a $237,000 increase in the average deposits outstanding.

     Provision for Loan Losses. The Company did not record any provision for loan losses for either 1998 or 1999. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. The ratio of allowance to non-performing loans at June 30, 1999 was 49.1% and nonperforming loans to total loans was 1.46%.

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

     Non-Interest Income. This income was $132,000 for the year ending June 30, 1998 and $106,000 for the same period in 1999. Management continues to concentrate on generating additional fee income.

     Non-Interest Expense. Non-interest expense decreased by $98,000 in 1999 compared to 1998. Expenses associated with the expanded bank facilities, products and general operations have stabilized. Management has continued its efforts to control operating expenses. Compensation expense and employee benefits decreased $45,000 or 6.4%, due to the lower expense recognized for ESOP compensation because of lower average stock prices during 1999 compared to 1998. Other operating expenses decreased $54,000 in 1999 compared to 1998.

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

     The Company's sources of funds are the net proceeds retained by it in connection with the Conversion, and dividends from the Savings Bank. In 1999, the Savings Bank paid $1,155,000 in dividends to the Company. The Savings Bank's primary sources of funds are deposits, amortization and prepayment of loans, maturities of investment securities, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Savings Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Savings Bank invests in short-term interest-earning assets, which provide liquidity to meet lending requirements. At June 30, 1999, $100,000, or 3.9%, of the Savings Bank's investment portfolio was scheduled to mature in one year or less, $2.5 million, or 96.1%, was scheduled to mature in one to five years. For additional information about cash flows from the Company's operating, financing, and investing activities, see Statements of Cash Flows included in the Consolidated Financial Statements.

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

     At June 30, 1999, the Savings Bank had outstanding loan commitments of approximately $637,000. This amount does not include the unfunded portion of loans in process and unfunded lines of credit. Savings certificates scheduled to mature in less than one year at June 30, 1999, totaled $25.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Savings Bank.

     At June 30, 1999, there were no material commitments for capital expenditures.

     Management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at June 30, 1999, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

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

Year 2000 Compliance

     The Company has formulated a Year 2000 Compliance Plan to address the Year 2000 issue. The phases identified under the plan are awareness, assessment, renovation, validation and implementation. The purpose of the plan is to outline the procedures necessary for assuring that the Company is in a state of readiness for the century date change. Substantially all of the Company's material data processing functions are provided by a third party service bureau. The service bureau has advised the Company in writing that it is Year 2000 compliant. The Company has received certifications of compliance from approximately 90% of its other software vendors. Company personnel have completed testing on all computer hardware and software with minimal failures being detected. The Company is making written and oral inquiries of customers, suppliers and non-information technology providers as to their 2000 readiness. Testing to date indicates very little hard cost of remediation in management's opinion, with the primary cost of the Company's Year 2000 compliance being staff time during the assessment, testing and implementation stages. As of June 30, 1999, the Company has incurred approximately $15,000 in expenses toward remediating the Year 2000 issue.

     Based on the results of further system testing and results of written and oral inquiries, the Company will continue to develop its contingency plan to provide solutions to the Year 2000 issue. This contingency plan will be designed to prepare an operating alternative in the event that systems do not perform as planned either before or after the century date change. The Company has a reasonable basis to conclude that the Year 2000 issue will not materially affect future financial results, or cause reported financial information not to be necessarily indicative of future operating result of future financial condition. Successful implementation of this plan is expected to mitigate any extraordinary expenses related to the Year 2000 issue. However, no assurance can be given that the Year 2000 compliance plan will be completed successfully by the Year 2000.

     Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events. These events are inherently uncertain, including the progress and results of vendors, suppliers and customers Year 2000 readiness.

Impact of New Accounting Standards

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

Item 7.   Financial Statements
------------------------------

     The following audited financial statements and related documents are presented herein on the following pages:

     (a)  Independent Auditors' Report..............................  30
     (b)  South Carolina Community Bancshares, Inc. and Subsidiary:
          (i)   Consolidated Balance Sheets.........................  31
          (ii)  Consolidated Statements of Income...................  32
          (iii) Consolidated Statements of Stockholders' Equity.....  33
          (iv)  Consolidated Statements of Cash Flows...............  34
          (v)   Notes to Consolidated Financial Statements..........  36

LOGO          [LETTERHEAD OF CRISP HUGHES EVANS LLP APPEARS HERE]


                         Independent Auditors' Report
                         ----------------------------


To the Board of Directors
South Carolina Community Bancshares, Inc.


We have audited the accompanying consolidated balance sheets of South Carolina Community Bancshares, Inc. and Subsidiary (the "Company") as of June 30, 1998 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1998 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


Asheville, North Carolina                 /s/ Crisp Hughes Evans LLP
July 23, 1999

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                  June 30,
                                                                      ---------------------------------
           Assets                                                          1998                1999
           ------                                                          ----                ----
Cash and due from banks                                                    $   578             $   297
Interest earning deposits                                                    8,100               1,407
Investment securities, held to maturity                                      1,855               2,687
Investment securities, available for sale                                       47                  66
Loans receivable, net                                                       36,007              39,565
Mortgage-backed securities, held to maturity                                    35                  24
Premises and equipment, net                                                    547                 501
Federal Home Loan Bank stock                                                   321                 330
Interest receivable                                                            301                 338
Real estate                                                                     71                 121
Prepaid expenses and other assets                                              130                  97
                                                                           -------             -------

     Total assets                                                          $47,992             $45,433
                                                                           =======             =======

     Liabilities and Stockholders' Equity
     ------------------------------------

Deposits                                                                   $37,997             $35,864
Advance payments for taxes and insurance                                        38                  41
Accrued expenses and other liabilities                                         361                 306
Income taxes:
 Current                                                                        58                  95
 Deferred                                                                      124                  90
                                                                           -------             -------
     Total liabilities                                                      38,578              36,396
                                                                           -------             -------
Stockholders' equity:
 Preferred stock ($.01 par value, 200,000 shares authorized;
  none outstanding)                                                              -                   -
 Common stock ($.01 par value, 1,400,000 shares authorized;
  780,275 shares issued; 579,664 outstanding at June 30, 1998
  and 538,716 at June 30, 1999)                                                  8                   8
 Paid in capital                                                             7,389               7,416
 Retained earnings, substantially restricted                                 6,865               6,934
 Accumulated other comprehensive income                                          -                   5
 Treasury stock at cost (200,611 shares at June 30, 1998
  and 241,559 shares at June 30, 1999)                                      (4,185)             (4,797)
 Unearned compensation:
  Employee Stock Ownership Plan                                               (392)               (337)
  Management Recognition Plan                                                 (271)               (192)
                                                                           -------             -------
     Total stockholders' equity                                              9,414               9,037
                                                                           -------             -------

     Total liabilities and stockholders' equity                            $47,992             $45,433
                                                                           =======             =======

The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                       Consolidated Statements of Income
                     (in thousands, except per share data)

                                                                              Years Ended
                                                                                June 30,
                                                                    -----------------------------------
                                                                        1998                1999
                                                                        ----                ----
Interest income:
 Loans                                                                       $2,996              $3,077
 Mortgage-backed securities                                                       3                   2
 Investments                                                                    272                 177
 Interest earning deposits                                                      248                 170
                                                                             ------              ------
     Total interest income                                                    3,519               3,426

Interest expense:
 Deposits                                                                     1,715               1,664
                                                                             ------              ------
     Net interest income                                                      1,804               1,762

Provision for loan losses                                                         -                   -
                                                                             ------              ------
     Net interest income after provision for loan losses                      1,804               1,762
                                                                             ------              ------

Non-interest income:
 Loan fees and services                                                          50                  51
 Other                                                                           82                  55
                                                                             ------              ------
     Total non-interest income                                                  132                 106
                                                                             ------              ------

Non-interest expenses:
 Compensation and employee benefits                                             701                 656
 Net occupancy expense                                                           92                 102
 Deposit insurance premiums                                                      21                  22
 Data processing                                                                 82                  72
 Other                                                                          370                 316
                                                                             ------              ------
     Total non-interest expenses                                              1,266               1,168
                                                                             ------              ------

     Income before income taxes                                                 670                 700

Income tax expense                                                              262                 277
                                                                             ------              ------
     Net income                                                              $  408              $  423
                                                                             ======              ======
Net income per common share:
 Basic                                                                       $  .70              $  .80
 Diluted                                                                        .68                 .79
                                                                             ======              ======
Weighted-average shares:
 Basic                                                                          581                 531
 Diluted                                                                        599                 537
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

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity
                       (in thousands, except share data)

                                                                                Accumulated
                                                                                   Other                 Unearned Compensation
                                                                                                        ---------------------------
                                                    Common  Paid-In   Retained  Comprehensive Treasury
                                                    Stock   Capital   Earnings     Income      Stock    for ESOP   for MRP  Total
                                                    -----   -------   --------     ------      -----    --------   -------  -----
Balance at June 30, 1997                              $8    $7,321     $6,801   $       -     $(1,352)   $(452)    $(364)   $11,962

Comprehensive income:
 Net income                                            -         -        408           -           -        -         -        408

Cash dividends declared ($.64 per share)               -         -       (344)          -           -        -         -       (344)

ESOP and MRP compensation earned                       -        70          -           -           -       60        93        223

Exercise of stock options (360 shares)                 -        (2)         -           -           7        -         -          5

Treasury stock purchased (120,429 shares)              -         -          -           -      (2,840)       -         -     (2,840)
                                                     ---    ------     ------   ---------     -------   ------   -------    -------

Balance at June 30, 1998                               8     7,389      6,865           -      (4,185)    (392)     (271)     9,414

Comprehensive income:
 Net income                                            -         -        423           -           -        -         -        423
 Other comprehensive income:
  Unrealized gain on securities available
   for sale, net of taxes of $3                        -         -          -           5           -        -         -          5
                                                                                                                            -------
     Total comprehensive income                                                                                                 428

Cash dividends declared ($.68 per share)               -         -       (354)          -           -        -         -       (354)

ESOP and MRP compensation earned                       -        31          -           -           -       55        79        165

Exercise of stock options (480 shares)                 -        (4)         -           -          10        -         -          6

Treasury stock purchased (41,428 shares)               -         -          -           -        (622)       -         -       (622)
                                                     ---    ------     ------   ---------     ------- --------   -------    -------
Balance at June 30, 1999                              $8    $7,416     $6,934   $       5     $(4,797)   $(337)    $(192)   $ 9,037
                                                     ===    ======     ======   =========     ======= ========   =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                           Years Ended
                                                                            June 30,
                                                         ----------------------------------------------
                                                                  1998                    1999
                                                                  ----                    ----
Operating activities:
 Net income                                                $          408          $          423
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                         54                      62
  Gain on sale of real estate owned                                    (6)                      -
  Deferred income taxes (benefit)                                       6                     (17)
  Amortization of deposit premium                                      27                      27
  Amortization of premiums (discounts) on investment
   securities, net                                                     (4)                      1
  Amortization of unearned compensation                               223                     165
  Net increase (decrease) in deferred loan fees                       (24)                      5
  (Increase) decrease in accrued interest receivable                   39                     (37)
  Decrease in prepaid expenses and other assets                        19                      33
  Increase (decrease) in income taxes payable                         (20)                     17
  Increase (decrease) in accrued expenses and
   other liabilities                                                   11                     (53)
                                                           --------------          --------------
     Net cash provided by operating activities                        733                     626
                                                           --------------          --------------

Investing activities:
 Net increase in loans                                                (68)                 (3,610)
 Capitalized costs on real estate owned                                (1)                     (3)
 Proceeds from sale of real estate owned                               72                       -
 Proceeds from maturities of investment securities                  2,200                   1,300
 Proceeds from sale of FHLB stock                                     108                       -
 Purchases of investment securities                                  (746)                 (2,144)
 Purchase of FHLB stock                                                 -                      (9)
 Principal payments on mortgage-backed securities                      13                      11
 Purchases of premises and equipment                                  (50)                    (16)
                                                           --------------          --------------
     Net cash provided (used) by investing activities               1,528                  (4,471)
                                                           --------------          --------------

                                                                     (continued)

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                       Years Ended
                                                                                         June 30,
                                                                       --------------------------------------------
                                                                               1998                   1999
                                                                               ----                   ----
Financing activities:
 Net increase (decrease) in deposits                                     $        3,946         $       (2,160)
 Acquisition of treasury stock                                                   (2,840)                  (622)
 Increase (decrease) in advance payments for taxes
  and insurance                                                                      (4)                     3
 Proceeds from stock options exercised                                                5                      6
 Dividends paid                                                                    (368)                  (356)
                                                                         --------------         --------------
     Net cash provided (used) by financing activities                               739                 (3,129)
                                                                         --------------         --------------

Net increase (decrease) in cash and cash equivalents                              3,000                 (6,974)

Cash and cash equivalents at beginning of year                                    5,678                  8,678
                                                                         --------------         --------------

Cash and cash equivalents at end of year                                 $        8,678         $        1,704
                                                                         ==============         ==============

Supplemental disclosures of cash flow information
-------------------------------------------------
 Cash paid during the year for:
  Interest                                                               $        1,714         $        1,708
  Income taxes, net of refunds                                                      278                    276
                                                                         ==============         ==============

 Non-cash investing and financing activities:
  Real estate acquired in satisfaction of
   mortgage loans                                                        $           40         $           47
  Decrease in accrued dividend payable                                               24                      2
  Net unrealized gains on available for sale securities,
   net of deferred taxes                                                              -                      5
                                                                         ==============         ==============

The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            June 30, 1998 and 1999
                        (Tabular amounts in thousands)

1. Summary of Significant Accounting Policies
   ------------------------------------------

   South Carolina Community Bancshares, Inc. (the "Holding Company") was formed in March 1994, as the holding company for Community Federal Savings Bank (the "Bank").

   The accounting and reporting policies of the Holding Company and the Bank (collectively referred to as the "Company") conform, in all material respects, to generally accepted accounting principles and to general practices within the thrift industry. The following summarize the more significant of these policies and practices.

   Nature of Operations - The Holding Company's only endeavor is its investment
   --------------------
   in the Bank, a federally chartered stock savings bank. The Bank's principal line of business is originating residential and non-residential first mortgage loans. The loans are primarily with individuals.

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

   The Company's multi-family and non-residential real estate loans consist of properties located in its primary market. The Company's policy is to limit loans on multi-family residential complexes and non-residential loans to 75% of the appraised value of the property securing the loan, and land loans to 70% of the appraised value.

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

   Loan Fees - Loan fees result from the Bank originating mortgage loans. Such
   ---------
   fees and certain direct incremental costs related to origination of such loans are deferred ("net deferred loan fees") and reflected as a reduction of the carrying value of mortgage loans. The net deferred fees (or costs) are amortized using the interest method over the contractual lives of the loans as adjusted for prepayments.

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

   Investment securities available for sale are carried at fair value. The Company has identified their holdings in certain equity securities as available for sale. The unrealized holding gains or losses on securities available for sale are reported, net of related income tax effects, as accumulated other comprehensive income, which is a separate component of stockholders' equity until realized. Gains or losses on sales of securities available for sale are based on the specific identification method.

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

   Accumulated Other Comprehensive Income - Accumulated other comprehensive
   --------------------------------------
   income consists of changes in equity from non-owner sources. These non-owner changes consist of unrealized holding gains on certain equity securities investments available for sale.

   Income Per Share - For the years ended June 30, 1998 and 1999, net income
   ----------------
   available to the common stockholders in both the basic and diluted computations was equal to net income. The weighted average common shares outstanding used in the basic earnings per share were 580,724 and 531,345 for the years ended June 30, 1998 and 1999, respectively. For purposes of the diluted income per share calculation, outstanding shares were adjusted for potentially dilutive securities using the treasury stock method. For the stock option plan, 18,342 and 5,888 were included as weighted average common shares outstanding for the years ended June 30, 1998 and 1999, respectively.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

   Cash Flow Information - As presented in the consolidated statements of cash
   ---------------------
   flows, cash and cash equivalents include cash on hand and interest-earning deposits in other banks. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Approximately $130,000 of cash is pledged against certain deposits at June 30, 1999.

2. Investment Securities
   ---------------------

   The amortized cost and estimated market values of investments are summarized as follows:

                                                                       Gross             Gross           Estimated
                                                   Amortized         Unrealized        Unrealized          Market
                                                      Cost             Gains             Losses            Value
                                                      ----             -----             ------            -----
Held to maturity:
 June 30, 1998:
  U.S. government and
    agency obligations                             $   1,755         $       16        $        -        $   1,771
  Certificate of deposit                                 100                  -                 -              100
                                                   ---------         ----------        ----------        ---------

                                                   $   1,855         $       16        $        -        $   1,871
                                                   =========         ==========        ==========        =========
 June 30, 1999:
  U.S. government and
    agency obligations                             $   2,583         $        6        $       30        $   2,559
  Certificate of deposit                                 104                  -                 -              104
                                                   ---------         ----------        ----------        ---------

                                                   $   2,687         $        6        $       30        $   2,663
                                                   =========         ==========        ==========        =========
Available for sale:
 June 30, 1998:
  Equity securities                                $      47         $        -        $        -        $      47
                                                   =========         ==========        ==========        =========

 June 30, 1999:
  Equity securities                                $      58         $        8        $        -        $      66
                                                   =========         ==========        ==========        =========

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY            Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

      The amortized cost and estimated market values of debt securities by contractual maturity are as follows:

                                                                                                   Estimated
                                                           Amortized Cost                         Market Value
                                                  --------------------------------      --------------------------------
                                                        1998             1999                 1998             1999
                                                        ----             ----                 ----             ----
        Held to maturity:
         Due in one year or less                  $           800  $           100      $           803  $           101
         Due in one year through
          five years                                          955            2,483                  968            2,458
                                                  ---------------  ---------------      ---------------  ---------------

                                                  $         1,755  $         2,583      $         1,771  $         2,559
                                                  ===============  ===============      ===============  ===============

     The Company had no investment securities pledged at June 30, 1998 and 1999. There were no investment securities sold during the fiscal years 1998 and 1999.

3.   Loans Receivable
     ----------------

     Loans receivable are summarized as follows:

                                                                               June 30,
                                                              -------------------------------------------
                                                                      1998                  1999
                                                                      ----                  ----
        Real estate mortgage loans:
         One to four family                                   $             32,212  $              34,046
         Construction                                                          414                    507
         Commercial real estate                                              2,187                  3,847
         Other real estate                                                   1,014                    928
                                                              --------------------  ---------------------
            Total real estate loans                                         35,827                 39,328
                                                              --------------------  ---------------------

        Consumer loans:
         Savings account loans                                                 284                    292
         Home equity lines of credit                                           158                    255
         Other                                                                 509                    643
                                                              --------------------  ---------------------
                                                                               951                  1,190
                                                              --------------------  ---------------------
            Total loans                                                     36,778                 40,518
                                                              --------------------  ---------------------

        Less:
         Undisbursed portion of loans in process                               246                    425
         Net deferred loan fees                                                232                    237
         Allowance for loan losses                                             293                    291
                                                              --------------------  ---------------------
                                                                               771                    953
                                                              --------------------  ---------------------

                                                              $             36,007  $              39,565
                                                              ====================  =====================

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY            Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

      The change in the allowance for loan losses is summarized as follows:

                                                                                        Years Ending June 30,
                                                                             -------------------------------------------
                                                                                     1998                   1999
                                                                                     ----                   ----
          Beginning balance                                                  $                293      $             293
          Provision charged to income                                                           -                      -
          Charge-offs                                                                           -                     (2)
                                                                             --------------------      -----------------

          Ending balance                                                     $                293      $             291
                                                                             ====================      =================

      In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, no loans in non-homogenous groups were determined to be impaired for the year ended or as of June 30, 1998 and 1999. Commercial and other real estate loans are included in the non-homogenous group.

      The loans in homogeneous groups, which are contractually past due ninety days or more, and are in non-accrual status, total approximately $827,000 at June 30, 1998 and $593,000 at June 30, 1999. The amount the Bank will ultimately realize from these loans could differ materially from their carrying value because of unanticipated future developments affecting the underlying collateral or the borrower's ability to repay the loans. If collection efforts are unsuccessful, these loans will be subject to foreclosure proceedings in the ordinary course of business. Management believes that the Bank has adequate collateral on these loans and that the Bank will not incur material losses in the event of foreclosure. Approximately $74,000 and $86,000 of interest is reserved on these loans at June 30, 1998 and 1999, respectively.

4.    Mortgage-Backed Securities
      --------------------------

      The summary of mortgage-backed securities is as follows:

                                                                                             Amortized
                                                                                                Cost
                                                                                                ----
       Held to maturity:
        June 30, 1998:
          FHLMC Certificates                                                                 $        24
          GNMA Certificates                                                                           11
                                                                                             -----------

                                                                                             $        35
                                                                                             ===========

                                                                     (continued)

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY            Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

                                                                                                  Amortized
                                                                                                     Cost
                                                                                                     ----
       Held to maturity:
        June 30, 1999:
          FHLMC Certificates                                                                 $           17
          GNMA Certificates                                                                               7
                                                                                             --------------

                                                                                             $           24
                                                                                             ==============

      At June 30, 1998 and 1999, the amortized cost approximates estimated market value.

      Although mortgage-backed securities are initially issued with a stated maturity date, the underlying mortgage collateral may be prepaid by the mortgagee and, therefore, such securities may not reach their maturity date.

      The Company had no sales of mortgage-backed securities during the fiscal years 1998 and 1999. Mortgage-backed securities were not pledged at June 30, 1998 and 1999.

5.    Real Estate
      -----------

      Real estate is summarized as follows:

                                                                                    June 30,
                                                                      --------------------------------------
                                                                            1998                   1999
                                                                            ----                   ----
          Real estate acquired in settlement of loans                 $            71        $           121
                                                                      ===============        ===============

6.    Interest Receivable
      -------------------

      Interest receivable is summarized as follows:

                                                                                    June 30,
                                                                        --------------------------------
                                                                            1998                1999
                                                                            ----                ----
          Loans receivable                                              $        345       $         374
          Investment securities                                                   25                  49
          Interest earning deposits                                                5                   1
          Allowance for uncollected interest                                     (74)                (86)
                                                                        ------------       -------------

                                                                        $        301       $         338
                                                                        ============       =============

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY            Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------
7.    Premises and Equipment
      ----------------------

      Premises and equipment are summarized as follows:

                                                                                   June 30,
                                                                      --------------------------------
                                                                           1998              1999
                                                                           ----              ----
        Land                                                          $          53     $           53
        Building and improvements                                               423                425
        Furniture, fixtures and equipment                                       345                359
                                                                      -------------     --------------
                                                                                821                837
        Less accumulated depreciation                                           274                336
                                                                      -------------     --------------

                                                                      $         547     $          501
                                                                      =============     ==============

      Depreciation expense for 1998 and 1999 was $54,000 and $62,000, respectively.

8.    Deposits
      --------

      Deposit account balances are summarized as follows:

                                                                                             Weighted Average
                                                            June 30,                          Interest Rates
                                              -----------------------------------       --------------------------
                                                    1998               1999                   1998          1999
                                                    ----               ----                   ----          ----
          Non-interest bearing                $            863   $            451                  -%            -%
          NOW accounts                                   1,043                958               1.43%         1.05%
          Money market accounts                          3,282              3,288               2.75%         2.30%
          Passbook accounts                              3,248              3,146               2.16%         1.71%
          Certificates of deposit                       29,739             28,172               5.51%         5.04%
          Deposit premium                                 (178)              (151)                 -%            -%
                                              ----------------   ----------------

                                              $         37,997   $         35,864               4.75%         4.33%
                                              ================   ================

      The aggregate amount of deposits with a minimum denomination of $100,000 is approximately $12,647,000 and $11,533,000 at June 30, 1998 and 1999,
      respectively.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY            Notes to consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

   Contractual maturities of certificate accounts are summarized as follows:

                                                                                         June 30,
                                                                        --------------------------------------
                                                                                1998                 1999
                                                                                ----                 ----
 12 months or less                                                      $         25,384      $         25,737
 1-2 years                                                                         3,812                 1,948
 2-3 years                                                                           543                   387
 3-4 years                                                                             -                   100
                                                                        ----------------      ----------------

                                                                        $         29,739      $         28,172
                                                                        ================      ================

   Interest expense on deposits is summarized as follows:

                                                                                         June 30,
                                                                        --------------------------------------
                                                                                1998                 1999
                                                                                ----                 ----

 Passbook savings                                                       $             65      $             63
 Money market and NOW                                                                108                    95
 Certificates of deposit                                                           1,515                 1,479
 Amortization of deposit premium                                                      27                    27
                                                                        ----------------      ----------------

                                                                        $          1,715      $          1,664
                                                                        ================      ================

9. Income Taxes
   ------------

   The components of income tax expense are summarized as follows:

                                                                     Federal             State              Total
                                                                ----------------   ----------------   ----------------
     1998
     ----
       Current                                                  $            239   $             17   $            256
       Deferred                                                                5                  1                  6
                                                                ----------------   ----------------   ----------------

                                                                $            244   $             18   $            262
                                                                ================   ================   ================
     1999
     ----
       Current                                                  $            260   $             34   $            294
       Deferred                                                              (14)                (3)               (17)
                                                                ----------------   ----------------   ----------------

                                                                $            246   $             31   $            277
                                                                ================   ================   ================

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

   The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes are reconciled as follows:

                                                            Years Ending June 30,
                                                         -------------------------
                                                              1998        1999
                                                              ----        ----
 Computed income tax expense                             $     228    $     238
 Increase (decrease) resulting from:
  State income tax, net of
   federal benefit                                              12           21
  Non-deductible expenses                                       25           16
  Other                                                         (3)           2
                                                         ---------    ---------

     Actual income tax expense                           $     262    $     277
                                                         =========    =========

   The components of the net deferred tax liability are as follows:

                                                                      June 30,
                                                         --------------------------------
                                                             1998                  1999
                                                             ----                  ----
 Deferred tax liabilities:
  Accrued income                                         $     127              $     137
  FHLB stock dividends                                          67                     67
  Section 481(a) adjustment - bad debt reserve                  34                     17
  Unrealized gain on equity securities                           -                      3
  Other                                                         64                     36
                                                         ---------              ---------
                                                               292                    260
                                                         ---------              ---------
 Deferred tax assets:
  Bad debt reserves                                            113                    112
  Loan origination fees                                         51                     53
  Other                                                          4                      5
                                                         ---------              ---------
                                                               168                    170
                                                         ---------              ---------

     Net deferred tax liability                          $     124              $      90
                                                         =========              =========

   The Bank's annual addition to its reserves for bad debts allowed under the Internal Revenue Code may differ significantly from the bad debt experience used for financial statement purposes. Such bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserves are used for purposes other than to absorb bad debt losses. Since the Bank does not intend to use the reserves for purposes other than to absorb losses, no deferred income taxes have been provided on the amount of bad debt reserves for tax purposes that arose in tax years beginning before December 31, 1987, in accordance with SFAS No. 109. Therefore, retained earnings at June 30, 1998 and 1999, includes

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

    approximately $842,000, representing such bad debt deductions for which no deferred income taxes have been provided.

    In 1997, the Bank began to recapture into taxable income its post-1987 excess thrift bad debt reserves over a six year period. The remaining amount of the post-1987 excess is approximately $66,000. Since the tax effect of this excess had been previously recorded as deferred income taxes, the Bank will have no material impact on its results of operations as a result of the recapture of the excess reserves.

10. Profit Sharing and Employee Savings Plan
    ----------------------------------------

    The Company has established a qualifying non-contributory profit sharing plan covering substantially all employees who have completed six months of service and have attained the age of twenty-one. All employer contributions, as determined by the Board of Directors, are irrevocable and the Company has reserved the right of amendment and termination of the Plan. Contributions to the Plan were approximately $21,000 and $20,000 for the years ended 1998 and 1999, respectively.

    The Company also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees who have completed six months of service and have attained the age of twenty-one. Employees may contribute a percentage of their annual gross salary as limited by the federal tax laws. The Company can match employee contributions based on the plan guidelines. No contributions were made by the Company for the years ended June 30, 1998 and 1999.

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

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier I and total capital (as defined in the regulations) to adjusted total or risk-weighted assets (as defined). Management believes, as of June 30, 1999, that the Bank meets all capital adequacy

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

   requirements to which it is subject. As of June 30, 1999, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Tier I and total ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

   The Bank's actual capital amounts (in thousands) and ratios are also presented in the table. No adjustments to capital for interest-rate risk have been required.

                                                                                  To Be Well
                                                                              Capitalized Under
                                                           For Capital        Prompt Corrective
                                         Actual         Adequacy Purposes     Action Provisions
                                     ---------------    -----------------     -----------------
                                     Amount   Ratio      Amount     Ratio      Amount     Ratio
                                     ------   -----     -------    ------      ------     -----
 As of June 30, 1998:
  Tier I Capital (to
   adjusted total assets)             $8,277   17.5%       $1,891    *4.0%       $2,364    *5.0%

  Tier I Capital (to risk-
   weighted assets)                   $8,277   35.8%       $  924    *4.0%       $1,386    *6.0%

  Total Capital (to risk-
   weighted assets)                   $8,562   37.1%       $1,849    *8.0%       $2,311   *10.0%

 As of June 30, 1999:
  Tier I Capital (to
   adjusted total assets)             $8,004   18.0%       $1,783    *4.0%       $2,228    *5.0%

  Tier I Capital (to risk-
   weighted assets)                   $8,004   32.6%       $  982    *4.0%       $1,474    *6.0%

  Total Capital (to risk-
   weighted assets)                   $8,294   33.8%       $1,965    *8.0%       $2,456   *10.0%


* more than or equal to

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

    The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and lines of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

   Financial instruments, the contract amounts of which represent credit risk for lines of credit, the balances outstanding, and amounts available for use at June 30, 1999, were approximately as follows (in thousands):

                                   Financial          Balance       Available
                                  Instruments       Outstanding      For Use
                                  -----------       -----------     ---------
 Home equity and other lines      $      737        $      258      $     479
                                  ===========       ===========      ========

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral may include one to four family residences and non-residential properties. The Company does not expect any significant losses as a result of the transactions.

    The Company had outstanding commitments to originate mortgage loans of approximately $42,000 and $637,000 at June 30, 1998 and 1999, respectively. The commitments to originate mortgage loans at June 30, 1998, were composed of fixed rate loans having interest rates ranging from 6.875% to 7.25% and terms ranging from five to 30 years. The commitments to originate mortgage loans at June 30, 1999, were composed of fixed rate loans having interest rates ranging from 6.50% to 9.00% and terms ranging from three to 30 years.

13. Employee Stock Ownership Plan (ESOP)
    ------------------------------------

    The Bank has established for eligible employees an Employee Stock Ownership Plan ("ESOP"). The Bank is expected to make scheduled cash contributions to the ESOP sufficient to service the amount borrowed from the Holding Company. The unpaid balance of the ESOP loan has been eliminated in consolidation and the unamortized balance of unearned compensation is shown as a reduction of stockholders' equity. For the years ending June 30, 1998 and 1999, the total contributions to the ESOP were used to fund principal and interest payments on the ESOP debt and totaled approximately $90,000 and $80,000, respectively.

    For the years ending June 30, 1998 and 1999, compensation from the ESOP of approximately $130,000 and $86,000 was expensed, respectively. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At June 30, 1999, the ESOP had approximately 29,400 allocated shares and 33,000 unallocated shares. The fair value of the unallocated shares at June 30, 1999, was approximately $470,000.

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

14. Management Recognition and Retention Plan
    -----------------------------------------

    The Company's 1994 management recognition and retention plan ("MRP") reserved 31,211 shares of common stock for issuance. The shares were reserved for certain employees, officers, and directors of the Company and the initial grants began vesting on December 13, 1995, and will be fully vested by December 13, 1999. The number of shares granted to directors under the Plan is currently 7,803, and to certain officers and employees is 14,594. Compensation expense in the amount of the fair value of the common stock at the date of grant will be recognized during the periods the participants become vested. The unamortized balance of unearned compensation is reflected as a reduction of stockholders' equity. For the years ended June 30, 1998 and 1999, approximately $93,000 and $79,000 has been recognized as compensation expense, respectively.

15. Stock Option Plans
    ------------------

    The Company's 1994 stock option plan provided for incentive options for officers and employees and non-incentive options for directors. The option exercise price cannot be less than the fair value of the underlying common stock as the date of the option grant, and the maximum option term cannot exceed ten years.

    A summary of the status of the Company's stock option plans as of June 30, 1998 and 1999, and changes during the years then ended is presented below:

                                                 1998                                1999
                                       -----------------------------      --------------------------------
                                                         Weighted                            Weighted
                                                          Average                             Average
                                                         Exercise                            Exercise
                                       Shares              Price          Shares               Price
                                       ------              -----          ------               -----
 Outstanding at
  beginning of year                      52,113            13.61            51,753              $13.61
 Granted                                      -                -                 -              $    -
 Exercised                                 (360)           13.50              (480)             $13.50
 Forfeited/cancelled                          -                -              (120)             $13.50
                                         ------                             ------
 Options outstanding at
  end of year                            51,753            13.61            51,153              $13.61
                                         ======                             ======

 Options exercisable at
  end of year                            29,347            13.54            39,170              $13.56

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

    At June 30, 1999, the outstanding options had a remaining weighted average contractual life of 5.6 years. The exercise price of outstanding options ranges from $13.50 to $15.00.

    Upon adoption of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Bank elected to continue measuring compensation cost using APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Bank made no grants of stock options during the years ended June 30, 1998 and 1999, and therefore no proforma disclosures are required as prescribed by SFAS No. 123.

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

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

17. Financial Instruments
    ---------------------

   The approximate stated and estimated fair value of financial instruments are summarized below (in thousands):

                                                                                June 30
                                                 -------------------------------------------------------------------
                                                              1998                                1999
                                                 -------------------------------        ----------------------------
                                                     Stated         Estimated              Stated       Estimated
                                                     Amount         Fair Value             Amount       Fair Value
                                                     ------         ----------             ------       ----------
Financial assets:
  Cash and interest earning deposits             $     8,678        $   8,678           $    1,704       $    1,704
  Investment securities                                1,902            1,918                2,753            2,729
  Loans receivable, net                               36,007           36,595               39,565           38,989
  Mortgage-backed securities                              35               35                   24               24
  Federal Home Loan Bank stock                           321              321                  330              330
  Interest receivable                                    301              301                  338              338
                                                 -----------        ---------           ----------       ----------

                                                 $    47,244        $  47,848           $   44,714       $   44,114
                                                 ===========        =========           ==========       ==========
 Financial liabilities:
  Deposits                                       $   $37,997        $  37,658           $   35,864       $   35,808
  Other liabilities                                      399              399                  347              347
                                                 -----------        ---------           ----------       ----------

                                                 $    38,396        $  38,057           $   36,211       $   36,155
                                                 ===========        =========           ==========       ==========

   The Company had off-balance sheet financial commitments, which include approximately $1.1 million of commitments to originate and fund loans and lines of credit. Since these commitments are based on current market rates, the commitment amount is considered to be a reasonable estimate of fair market value.

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

18. Employment and Severance Agreements
    -----------------------------------

    The Bank and the Holding Company entered into employment and severance agreements with certain key officers. The employment and severance agreements provide for up to three-year terms. Commencing on the first anniversary date and continuing each anniversary date thereafter, the respective boards of directors may extend the agreements for an additional year so that the remaining terms shall be up to three years. The agreements provide for severance

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

    payments and other benefits in the event of involuntary termination of employment in connection with any change in control of the employers. Severance payments also will be provided on a similar basis in connection with voluntary termination of employment where, subsequent to a change in control, officers are assigned duties inconsistent with their positions, duties, responsibilities and status immediately prior to such change in control. The severance payments will equal up to 2.99 times the executive officer's average annual compensation during the preceding three to five years for certain officers. The employment agreement provides for termination by the Bank or the Holding Company for just cause at any time. At June 30, 1998 and 1999, the Company has not accrued any benefits for these post-employment agreements.

19. Condensed Parent Company Only Financial Statements
    --------------------------------------------------

    The following condensed balance sheets as of June 30, 1998 and 1999, and condensed statements of income and cash flows for the years ending June 30, 1998 and 1999 for the Holding Company should be read in conjunction with the consolidated financial statements and the notes thereto.

      Parent Company Only                                                      June 30,
                                                                    -----------------------------
      Balance Sheets (in thousands)                                  1998                    1999
      ----------------------------                                   ----                    ----
      Assets:
       Interest earning deposits                                      $  190                 $  241
       Investment securities (market value of $448 in
        1998 and $563 in 1999)                                           447                    570
       Loans receivable from ESOP                                        393                    335
       Equity in wholly owned subsidiary                               8,559                  8,043
       Other                                                              18                     39
                                                                      ------                 ------

         Total assets                                                 $9,607                 $9,228
                                                                      ======                 ======

      Liabilities:
       Accrued dividends                                              $  186                 $  184
       Accrued expenses                                                    7                      4
       Deferred income taxes                                               -                      3
                                                                      ------                 ------
         Total liabilities                                               193                    191
                                                                      ------                 ------

      Stockholders' equity                                             9,414                  9,037
                                                                      ------                 ------

         Total liabilities and stockholders' equity                   $9,607                 $9,228
                                                                      ======                 ======

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

  The bank subsidiary paid the parent company cash dividends of $2,550,000 and $1,155,000 during the year ended June 30, 1998 and 1999, respectively.

    Parent Company Only                                             Years Ending June 30,
                                                                ----------------------------------
    Statements of Income (in thousands)                            1998                    1999
    -----------------------------------                            ----                    ----
     Dividends from bank subsidiary                                $ 2,550                  $1,155
     Interest income                                                    53                      35
     Other                                                               9                       1
                                                                   -------                  ------
         Total interest and dividends                                2,612                   1,191

     Non-interest expenses                                             (72)                   (105)
                                                                   -------                  ------

     Income before income taxes and equity in
      undistributed net income of bank subsidiary                    2,540                   1,086

     Dividends from bank subsidiary in excess of
      current year net income                                       (2,136)                   (680)
     Income tax benefit                                                  4                      17
                                                                   -------                  ------

         Net income                                                $   408                  $  423
                                                                   =======                  ======

    Parent Company Only                                                 Years Ending June 30,
                                                                ----------------------------------
    Statements of Cash Flows (in thousands)                        1998                    1999
    ---------------------------------------                        ----                    ----
    Operating activities:
      Net income                                                   $   408                 $   423
      Distributed equity earnings of Bank subsidiary                 1,421                       1
      Accretion of discounts on investment securities                   (1)                      -
      (Increase) decrease in prepaid expenses and
        other assets                                                    15                     (21)
      Increase (decrease) in accrued expenses                            7                      (3)
                                                                   -------                 -------
         Net cash provided by operating activities                   1,850                     400
                                                                   -------                 -------

     Investing activities:
      Proceeds from maturities of investment securities                700                     400
      Purchases of investment securities                              (347)                   (515)
      Repayments of ESOP loan                                           59                      58
      Return of capital from Bank                                      717                     680
                                                                   -------                 -------
         Net cash provided by investing activities                   1,129                     623
                                                                   -------                 -------


                                                                     (continued)

SOUTH CAROLINA
COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY             Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

      Parent Company Only                                                    Years Ending June 30,
                                                                      -------------------------------------
      Statements of Cash Flows (in thousands)                            1998                    1999
      ---------------------------------------                            ----                    ----
      Financing activities:
        Dividends paid                                                $    (368)               $   (356)
        Proceeds from stock options exercised                                 5                       6
        Acquisition of treasury stock                                    (2,840)                   (622)
                                                                      ---------                --------
           Net cash used by financing activities                         (3,203)                   (972)
                                                                      ---------                --------

      Net increase (decrease) in cash                                      (224)                     51
      Cash at beginning of year                                             414                     190
                                                                      ---------                --------

      Cash at end of year                                             $     190                $    241
                                                                      =========                ========

      Non-cash investing and financing activities:
        Decrease in accrued dividend payable                          $      24                $      2
        Net unrealized gains on available for sale securities,
         net of deferred income taxes                                         -                       5
                                                                      =========                ========

20. Contingencies and Uncertainties
    -------------------------------

    The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's income and financial condition could be adversely impacted.

21. Subsequent Event
    ----------------

    The Company announced on July 1, 1999, its signing of a definitive agreement by which the Company will merge with a savings bank. The completion of the transaction is subject to regulatory and shareholder approval of the reorganization agreement.

    The pending change in control, when approved and consummated, would result in the payment of certain employee severance benefits, the payment of employment contract settlements, and the acceleration of certain benefit payments from nonqualified retirement plans. At June 30, 1999, the Company has not accrued any liabilities with regard to these potential benefit payments that would only result upon approval and completion of the merger.

Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
         Financial Disclosure
         --------------------

     Not applicable.

                                   PART III

Item 9.  Directors and Officers of the Registrant
-------------------------------------------------

     Information included in South Carolina Community Bancshares, Inc.'s Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning executive officers of the Company during fiscal year 1999, who were not also directors of the Company, is provided below.

     Terri C. Robinson, age 40, has been employed by the Savings Bank since 1984 in various capacities, most recently as Bookkeeper, Secretary-Treasurer and since December 1993, as Chief Financial Officer.

Item 10. Executive Compensation
-------------------------------

     Information included in South Carolina Community Bancshares, Inc.'s Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     Information included in South Carolina Community Bancshares, Inc.'s Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

     Information included in South Carolina Community Bancshares, Inc.'s Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

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

         (b)    Reports on Form 8-K

                None

* Incorporated herein by reference into this document from the Exhibits to Form S-1 Registration Statement, initially filed on March 18, 1994, Registration No. 33-76676.

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


                                      SOUTH CAROLINA COMMUNITY BANCSHARES, INC.


Date:    September 21, 1999           By:   /s/ Alan W. Pullen
                                            -----------------------------------
                                            Alan W. Pullen, President and
                                             Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Alan W. Pullen                          By: /s/ Terri C. Robinson
     ------------------------------------            --------------------------------------------
     Alan W. Pullen, President, Chief                Terri C. Robinson, Secretary-Controller and
      Executive Officer and Director                  Chief Financial Officer
     (Principal Executive Officer)                   (Principal Financial and Accounting Officer)

Date: September 21, 1999                         Date: September 21, 1999


By:  /s/ Quay W. McMaster                        By: /s/ Richard H. Burton
     ------------------------------------            --------------------------------------------
     Quay W. McMaster, Chairman of the Board         Richard H. Burton, Vice Chairman of
                                                      the Board

Date: September 21, 1999                         Date: September 21, 1999


By:  /s/ George R. Lauderdale                    By: /s/ John S. McMeekin
     ------------------------------------            --------------------------------------------
     George R. Lauderdale, Jr., Director             John S. McMeekin, Director

Date: September 21, 1999                         Date: September 21, 1999


By:  /s/ Phillip C. Wilkins
     ------------------------------------
     Phillip C. Wilkins, Director

Date: September 21, 1999