Form 10KSB/A
period 1999-06-30
SOUTH CAROLINA COMMUNITY BANCSHARES INC
filed 1999-10-28
CIK 920615

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB-A
                                 AMENDMENT NO. 1

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended June 30, 1999
                          -------------

Commission file number 0-24476
                       -------

                    South Carolina Community Bancshares, Inc.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                              57-0999615
                  --------                  ------------------------------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

           110 S. Congress Street
          Winnsboro, South Carolina                                      29180
         ---------------------------                                     -----
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

                                         Yes   X                 No
                                            ----                   ----

Securities Registered Pursuant to Section 12(g)of the Exchange Act: Common Stock

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the closing price of such stock on the NASDAQ SmallCap Market on September 17, 1999 was approximately $6,668,000. For the purpose of this calculation, officers and directors of the Registrant are considered nonaffiliates.

         The Registrant's revenues for the fiscal year ended June 30, 1999 were $3,532,000.

         The number of shares outstanding of the Registrant's Common Stock, the registrant's only class of outstanding capital stock, as of June 30, 1999 was 538,716.

                       Documents Incorporated by Reference

None

                                    PART III

Item 9.           Directors and Officers of the Registrant
------            ----------------------------------------

         The Board of Directors of South Carolina Community Bancshares, Inc. (the "Company") consists of six members. Directors of the Company are generally elected to serve for a three-year period and until their respective successors shall have been elected and shall qualify. Only one class of Directors expires in each year. The table below sets forth certain information regarding the composition of the Company's Board of Directors as of June 30, 1999, including the terms of office of Board members.

                                                                          Term to          Shares of
                                                                      Expire follow-     Common Stock
                                      Positions                         ing Fiscal       Beneficially
                                     Held in the          Director      Year Ending        Owned on        Percent
       Name             Age            Company            Since(1)       June  30        June 30, 1999    Of Class
       -----            ---            -------            -----          --------        -------------    --------


Richard H. Burton       79            Director              1986           2001           9,680(2)           1.77%
George R.
 Lauderdale, Jr.        75            Director              1987           2001          19,680(2)           3.63


Alan W. Pullen          42       President and Chief        1987           1999       32,034(3)(6)           5.78
                                  Executive Officer
Philip C. Wilkins       44            Director              1996           1999           4,752(4)           0.88
 Quay W. McMaster       73      Chairman of the Board       1978           2000          36,226(2)           6.69

John S. McMeekin        45            Director              1995           2000           6,318(2)           1.17


                                     EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Terri C. Robinson       40     Chief Financial Officer    n/a               n/a        9,968(5)(6)           1.83


All Directors and Executive Officers                                                    118,658(7)          21.05
 as a Group (7 persons)

------------------------------------
(1) Reflects initial appointment to the Board of Directors of Community Federal Savings Bank (the "Bank"), the Company's
     subsidiary.
(2) Includes 3,120 shares that may be acquired pursuant to presently exercisable options.
(3) Includes 15,604 shares that may be acquired pursuant to presently exercisable options.
(4) Includes 1,560 shares that may be acquired pursuant to presently exercisable options.
(5) Includes 4,800 shares that may be acquired pursuant to presently exercisable options.
(6) Includes 7,009 shares and 3,688 shares allocated to Mr. Pullen and Ms. Robinson, respectively, under the Bank's Employee Stock Ownership Plan (the "ESOP").
(7) Excludes 36,929 shares of common stock, or 6.86% of the shares of common stock outstanding, owned by the ESOP for the benefit of the employees of the Bank.

         The principal occupation during the past five years of each director and executive officer of the Company is set forth below. All directors have held their present positions for five years unless otherwise stated.

     Quay W. McMaster is the owner, President and Chief Executive Officer of Winnsboro Plywood Co., Inc. and Winnsboro Veneer Co., Inc. He has served as Mayor of the Town of Winnsboro since 1973. Mr. McMaster is the past President of the Bank, having served from July 1992 to December 1993, when he was elected Chairman of the Board. In addition, Mr. McMaster was Vice President of the Bank from 1989 to July 1992.

     Richard H. Burton retired in 1980. Prior to his retirement, he was Plant Manager of the Winnsboro plant of Uniroyal, Inc. Mr. Burton has served as a director of the Bank since May 1986, and he was elected Vice-Chairman of the Board in December 1993. In addition, Mr. Burton served as Vice President of the Bank from July 1992 through December 1993.

     Alan W. Pullen is the President and Chief Executive Officer of the Bank, having been elected to that position in December 1993. From January 1, 1987 through December 1993, Mr. Pullen served as Executive Vice President of the Bank.

     George W. Lauderdale was the Treasurer of Fairfield County, South Carolina prior to his retirement on July 1, 1987. Mr. Lauderdale was elected to the Board of Directors in November 1987, and he has served as Treasurer of the Bank since 1993, and Vice President since October, 1994.

     John S. McMeekin is president of Winnsboro Furniture Company. He was first elected to the Board of Directors of the Bank in September, 1994, and to the Board of Directors of the Company in April, 1995.

     Philip C. Wilkins, DMD is a dentist with offices in Winnsboro, South Carolina. He was first elected to the Board of Directors of the Bank in June, 1996, and to the Board of Directors of the Company in September, 1996.

     Terri C. Robinson has been employed by the Bank since 1984 in various capacities, most recently as Bookkeeper, Secretary-Treasurer, and since December 1993, as Chief Financial Officer.

Item 10.          Executive Compensation
-------           ----------------------

Director Compensation

     The Bank pays a $5,000 annual retainer to each of its directors, in addition to a $200 per meeting fee. The Company pays a fee of $50 per board meeting attended. Directors have received awards of stock options and stock grants under plans approved by the stockholders.

Executive Compensation

         The following table sets forth for the fiscal years ended June 30, 1999, 1998, and 1997, certain information as to the total remuneration paid by the Bank and the Company to the Chief Executive Officer of the Bank and the Company (the "Named Executive Officer").

====================================================================================================================================
                                                Annual Compensation              Long-Term Compensation

                                  Year                                          Restricted                              All Other
          Name and               Ended          Salary                            Stock             Options\           Compensation
     Principal Position         June 30,          (1)          Bonus              Awards             SARS (#)              (2)
====================================================================================================================================
Alan W. Pullen                    1999             $ 68,000      $ 5,000         $     --                 --              $27,324
     President and Chief          1998               68,000        5,000               --                 --
     Executive Officer            1997               64,700        5,000               --                 --               27,902
                                                                                                                           37,504
====================================================================================================================================

------------------------------------
(1)  Includes directors fees.
(2) Represents $5,620, $3,000 and $3,668 respectively, of contributions made by the Bank on Mr. Pullen's behalf pursuant to the Bank's 401(k) Plan for the fiscal years ended June 30, 1999, 1998, and 1997. Also includes $21,704, $24,902 and $33,836 relating to the market value of stock allocated to Mr. Pullen under the
     Bank's ESOP as of June 30 of each year.

         Employment Agreement. The Bank has entered into an employment agreement with Alan Pullen, President and Chief Executive Officer of the Company and the Bank. The employment agreement for Mr. Pullen with the Bank and the Company provides for a three-year term. Commencing on the first anniversary date and continuing each anniversary date thereafter, the employment agreement renews for an additional year, such that the remaining term shall be three years unless written notice of nonrenewal is given by the Board of Directors after conducting a performance evaluation of the executive. The agreement provides that the base salary of the executive will be reviewed annually. The base salary of Mr. Pullen is $60,000. In addition to the base salary, the employment agreement provides that the executive is to receive all benefits provided to permanent full-time employees of the Bank, including among other things, participation in stock benefit plans and other fringe benefits applicable to executive personnel, as well as director fees. The employment agreement provides for the termination by the Bank of the executive's employment for cause at any time. In the event the Bank chooses to terminate Mr. Pullen's employment for reasons other than for cause, or upon the termination of his employment for reasons other than upon retirement or death, or in the event of his resignation from the Bank or the Company upon: (i) failure to re-elect him to his current office; (ii) a material change in his functions, duties or responsibilities which change would cause his position to become one of lesser responsibility, importance or scope; (iii) relocation of his principal place of employment by more than thirty (30) miles;
(iv) the
liquidation or dissolution of the Bank or the Company; or (v) a breach of the agreement by the Bank, the executive, or in the event of death, his beneficiary, would be entitled to receive an amount equal to the greater of the remaining payments, including base salary, bonuses and other payments due under the remaining term of the employment agreement or three times the average of the executive's base salary, including bonuses and other cash compensation paid, and the amount of any benefits received pursuant to any employee benefit plans maintained by the Bank, over the five fiscal years preceding such termination. The Bank would also continue the executive's life, health, and disability coverage for the remaining unexpired term of the employment agreement to the extent allowed by the plan or policies maintained by the Bank or the Company from time to time.

         Severance Agreements. The Bank has entered into Severance Agreements (the "Severance Agreements") with Ms. Robinson and a senior officer of the Bank which will provide such officers with certain benefits in the event of a change of control of the Bank or the Company. The Severance Agreements provide for up to a three-year term. Commencing on the first anniversary date, and continuing on each anniversary date thereafter, the Board of Directors may extend either of the Severance Agreements for an additional year. Following a change of control of the Company or the Bank, as defined in the Severance Agreement, an officer shall be entitled to a payment under the Severance Agreement if the participant terminates employment during the term of such agreement, following any demotion, loss of title, office or significant authority, reduction in his or her annual compensation or benefits, or relocation of his principal place of employment by more than 30 miles. In the event that a participant in the Severance Agreement is entitled to receive payments pursuant to the Severance Agreement, he or she shall receive a cash payment up to a maximum of three times such participant's annual compensation prior to termination of employment, plus such participant shall be entitled to receive life and medical coverage for a period of up to 36 months from the date of termination.

         Stock Options. The Board of Directors of the Company has adopted the 1994 Stock Option Plan (the "Stock Option Plan"), which has been approved by the stockholders. Certain directors, officers and employees of the Bank and the Company are eligible to participate in the Stock Option Plan. The Stock Option Plan is administered by a committee of outside directors (the "Committee"). The Stock Option Plan authorizes the grant of stock options and limited rights equal to 78,028 shares of Common Stock. The Stock Option Plan provides for the grant of (i) options to purchase Common Stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, (ii) options that do not so qualify ("nonstatutory options") and (iii) limited rights that are exercisable only upon a change in control of the Company. Non-employee directors of the Bank and the Company are only eligible to receive nonstatutory options under the Stock Option Plan. Options granted to employees are determined by the Committee. Options granted to directors under the Stock Option Plan are awarded under a formula pursuant to which each non-employee director of both the Company and the Bank receives an option to purchase 3,901 shares of Common Stock of the Company. Options must be exercised within ten (10) years from the date of grant. Stock options may be exercised for up to one year following termination of service or such later period as determined by the Committee. The exercise price of the options must be at least 100% of the fair market value of the underlying Common Stock at the time of the grant. Upon the exercise of

"limited rights" in the event of a change in control, the optionee will be entitled to receive a lump sum cash payment equal to the difference between the exercise price of the option and the fair market value of the shares of Common Stock subject to the option on the date of exercise of the right in lieu of purchasing the stock underlying the option.

         No options were granted under the Stock Option Plan to the Named Executive Officer during the year ended June 30, 1999.

         Set forth below is certain additional information concerning options outstanding to the Named Executive Officer at June 30, 1999. No options were exercised during fiscal 1999.

=========================================================================================================================
                                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                              FISCAL YEAR-END OPTION VALUES
=========================================================================================================================
                                                                     Number of Unexercised      Value of Unexercised In-
                                                                           Options at             The-Money Options at
                              Shares Acquired         Value             Fiscal Year-End               Year-End (1)
           Name                Upon Exercise        Realized
                                                                   Exercisable/Unexercisable   Exercisable/Unexercisable
                                                                              (#)                         ($)
-------------------------------------------------------------------------------------------------------------------------
Alan W. Pullen                      --                 $--                       15,606/3,901            $222,386/$55,589
===========================  =================  =================  ==========================  ==========================

------------------------------------
(1) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of Common Stock that would be received upon exercise, assuming such exercise occurred on June 30, 1999, at which date the average of the high and low sales price of the Common Stock as quoted on the Nasdaq Small Cap Market was $14.25.

         Recognition and Retention Plan. Under the Company's Recognition and Retention Plan, which has been approved by the stockholders, 23,408 shares are available to be awarded to executive officers and employees and 7,803 shares are available to be awarded to non-employee directors. These shares were acquired through open market purchases. A Committee of the Board of Directors of the Bank and the Company composed of non-employee directors administers the Recognition Plan, and makes awards to executive officers pursuant to the Recognition Plan. However, awards to outside directors are fixed by the terms of the Recognition Plan. Awards of Common Stock that are restricted by the Recognition Plan ("Restricted Stock") are nontransferable and nonassignable. All awards under the Recognition Plan will vest at a rate of 20% per year. The Committee may extend the vesting rate of any awards made after the effective date of the Recognition Plan. When a participant's shares become vested in accordance with the Recognition Plan, the participant will recognize income equal to the fair market value of the Restricted Stock so vested at that time, unless the participant has made an irrevocable election to be taxed on the shares of Restricted Stock awarded to him in the year of the award. The amount of income recognized by a participant will be a deductible expense of the Company for Federal income tax purposes. When shares become vested and are actually distributed in accordance with the Recognition Plan, participants will also receive amounts equal to any accrued dividends with respect thereto.

Item 11.          Security Ownership of Certain Beneficial Owners and Management
-------           --------------------------------------------------------------

         Persons and groups who beneficially own in excess of 5% of the Common Stock are required to file certain reports with the Company and with the Securities and Exchange Commission (the "SEC") regarding such ownership pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"). The following table sets forth information regarding each person known to be a beneficial owners of more than 5% of the Company's outstanding shares of Common Stock on June 30, 1999.

                                                          Amount of Shares
                                                          Owned and Nature                   Percent of Shares
         Name and Address of                                of Beneficial                     of Common Stock
          Beneficial Owner                                   Ownership                          Outstanding

Community Federal Savings                                     62,422 (1)                           11.59%
  Bank Employee Stock Ownership Trust
110 South Congress Street
Winnsboro, South Carolina 29180

Quay W. McMaster                                              36,226 (2)                            6.69
318 Evans Street
Winnsboro, South Carolina 29180

Alan W. Pullen                                             32,034 (3)(4)                            5.78
1735 Center Creek Road
Ridgeway, South Carolina 29130

--------------------------------
(1) Under the ESOP, shares allocated to participants' accounts are voted in accordance with the participants' directions. As of October 30, 1999, 25,493 shares of stock had been allocated to the accounts of employees under the ESOP. Unallocated shares held by the ESOP are voted by the ESOP Trustees in the same proportion as shares for which the trustees have received voting instructions from participants. The trustees of the ESOP are the directors of the Company.
(2) Includes 3,120 shares that may be acquired pursuant to presently exercisable options.
(3) Includes 15,604 shares that may be acquired pursuant to presently exercisable options.
(4)  Includes 7,009 shares allocated to Mr. Pullen under the ESOP.

Item 12.          Certain Relationships and Related Transactions
-------           ----------------------------------------------

         All loans or extensions of credit to executive officers and directors are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in excess of the greater of $25,000 or 5% of the Bank's capital and surplus (or in any event greater than $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors. The Bank provides loans to employees who are not "executive officers" for bank regulatory purposes, at reduced rates and/or with points waived or reduced. The only such loan to any current executive officer that exceeded $60,000 since July 1, 1994, was a first mortgage loan to Terri C. Robinson. The largest principal amount outstanding on such loan during the fiscal year ended June 30, 1999 was $62,918, the amount outstanding as of September 30, 1999 was $60,187, and the interest rate on such loan at September 30, 1999 was 5.89%. Loans are made to directors and executive officers in the ordinary course of business on the same terms and conditions as the

Bank would make to any other customer in the ordinary course of business and do not involve more than a normal risk of collectibility or present other unfavorable features. Other than as described in this paragraph, all loans that exceeded $60,000 at any time during fiscal year ended June 30, 1998 to executive officers, directors, immediate family members of executive officers and directors, or organizations with which executive officers and directors are affiliated, were made in the ordinary course of business, on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SOUTH CAROLINA COMMUNITY BANCSHARES, INC.
                                    -----------------------------------------
                                                  Registrant


Date: October 25, 1999       By:          \s\ Alan W. Pullen
                                          --------------------------------------

                                          Alan W. Pullen
                                          President, Chief Executive
                                          Officer and Director